Form 10-Q
period 2013-07-31
COLD CAM, INC.
filed 2013-09-16
CIK 1566561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________
Commission file number:		333-186197

COLD CAM, INC.
(Exact name of registrant as specified in its charter)

Nevada			46-1504799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil, 04040-002
(Address of principal executive offices) (Zip Code)

(775) 297-4412
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                              Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as July 31, 2013 was 10,206,000 shares of common stock, $0.001 par value, issued and outstanding.

COLD CAM, INC.

QUARTERLY REPORT

COLD CAM, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS

July 31, 2013

Unaudited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

COLD CAM, INC.
(A Development Stage Company)

BALANCE SHEETS

	July 31, 2013	October 31, 2012
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash	$4,134	$9,000
TOTAL ASSETS	$4,134	$9,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,325	$750
Loans from Related Party	4,543	967
TOTAL CURRENT LIABILITIES	$9,868	$1,717

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value
Issued and outstanding
10,206,000 shares of common stock (10,000,000 at October 31, 2012)	$10,206	$10,000
Additional Paid in Capital	3,914	-
Deficit accumulated during the development stage	(19,853)	(2,717)
TOTAL STOCKHOLDERS' DEFICIT	$(5,733)	$7,283
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,134	$9,000

The accompanying notes are an integral part of these financial statements

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

						Inception date
	Three months	Three months	Nine months		Nine months	(October 25, 2012)
	ended	ended	ended		ended	to
	July 31, 2013	July 31, 2012	July 31, 2013		July 31, 2012	July 31, 2013
EXPENSES

Office and general	$1,285	$-	$5,386	$		$7,353
Professional Fees	4,250	-	11,750			12,500
Total Expenses	$5,535	$-	$17,136		$-	$19,853

NET LOSS	$(5,535)	$-	$(17,136)		$-	$(19,853)

BASIC AND DILUTED LOSS PER COMMON SHARE - DISCONTINUED OPERATION
	$-	$-	$-		$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$10,022,391	$-	10,007,546

The accompanying notes are an integral part of these financial statements

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (October 25, 2012) to July 31, 2013
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Founder's Shares issued for cash at $0.001
per share on October 31, 2012	10,000,000	$10,000		$-	$10,000

Net Loss, October 31, 2012				(2,717)	(2,717)

Balance, October 31, 2012	10,000,000	$10,000		$(2,717)	$7,283

Common shares issued for cash, at $.020				-
per share on July 22, 2013	206,000	206	3,914		4,120

Net Loss, July 31, 2013				(17,136)	(17,136)

Balance, July 31, 2013	10,206,000	$10,206	$3,914	(19,853)	$(5,733)

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Nine months	Nine months	October 25, 2012
	ended	ended	(date of inception) to
	July 31, 2013	July 31, 2012	July 31, 2013

OPERATING ACTIVITIES
Net loss	$(17,136)	$-	$(19,853)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in payables	4,575	-	5,325

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(12,562)	$-	$(14,528)
FINANCING ACTIVITIES
Proceeds from sale of common stock	4,120	-	14,120
Loan from related party	3,576	-	4,543
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$7,696	$-	$18,663

NET INCREASE (DECREASE) IN CASH	$(4,866)	$-	$4,134

CASH, BEGINNING OF PERIOD	$9,000	$-	$-

CASH, END OF PERIOD	$4,134	$-	$4,134

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

COLD CAM, INC.

(A Development Stage Enterprise)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at , and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements.  The results of operations for the periods ended and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions from Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s), and to make the financial statements not misleading, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim period(s) are not necessarily indicative of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On October 31, 2012 the Company issued 10,000,000 common shares for $10,000

On July 22, 2013 the Company issued 206,000 common shares for $4,120

As of July 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

The amounts due to the related party of $4,543 are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Company History

Cold Cam, Inc. is a development stage company incorporated in the State of Nevada on October 25, 2012 and established a fiscal year ending October 31st. We intend to develop a camera system to be placed on the inside of the refrigerator door. It will take pictures of the contents every time the door closes. Those pictures will appear on a touch screen, which can be seen on the outside of the refrigerator door, eliminating the need to search for items or keep the refrigerator door open for prolonged periods of time. This touch screen would also allow the user to upload pictures, write notations or messages and have a calendar for daily or weekly reminders

We plan on generating revenue by licensing our product to refrigerator manufacturing companies. We expect to negotiate our compensation based on a percentage of the price of every refrigerator sold with our technology.

At this time, we have not developed our product or contacted any possible client or developer. The Company has not yet implemented its business model and to date, has generated no revenues.

Results of Operations

For the period from inception through July 31, 2013, we had no revenue. Expenses for the period totaled $5,535 resulting in a Net loss of $5,535. The majority of expenses are associated with the filing of the Company’s S-1, including auditing and legal fees.

As of January 31, 2013 we had $4,134 in cash, with liabilities of $9,868, costs mostly associated with the filing of this prospectus.  As of the filing date of this prospectus, Mr. Kato has lent the Company $4,543 dollars to bring the Company’s payables up to date. The funds forwarded to the Company by the President have no interest and no fixed repayment date.

We have registered 10,206,000 of or our common stock for sale to the public.  Our registration statement became effective on June 13, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  The Company is presenting this offering in order to raise capital. The company will fail if funds are not either raised in this offering or by loans, either from the President or from other interested parties. If we are unable to raise enough funds through this offering, the Company would have to seek additional capital through debt or equity.

As of the date of this registration statement, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Mr. Kato is committed to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company.

            However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Should the Company fail to raise capital through this offering and Mr. Kato is unwilling or unable to loan the Company funds to proceed with its plans the Company will have to cease all business activities until such time further funds are raised.  As the Company does not currently have enough cash to fund its business plan and may not have enough to pay all of its liabilities; if the Company is unable to raise funds from this offering it may be able to issued restricted common shares to its creditors to satisfy their debts. The Company would only offer its creditors shares to settle debt if unable to raise equity financing. The Company would not settle any related debt with this type of share offering.  The Company’s current debts are to its attorney, auditor and EDGARizer, there is no assurance that any of the Company’s creditors would accept restricted shares from the company in exchange for its debt.

Plan of Operation

Over the 12 month period starting upon the termination of this offering, granted that we have raised enough funds, our Company expects to start generating revenue after completing the steps described below. If we do not raise enough cash through this offering, the following plan of operation below will take effect after we raise enough funds to do so.

The expenses referenced herein, including the costs for the materials and equipment, were estimated based on the president’s personal expectations and it is not based in any market research or third party professional’s opinion. For this reason, there is no certainty that the amounts disclosed will be sufficient to accomplish the objectives listed herein.

Further, we do not know how our prototype will look or operate or what materials and equipment will be needed, as we have not yet hired or contacted any possible developer. However, the Company’s President has a vision for the products end use, look and feel.  The product, it is essentially 3 major components, a camera, a computer pad and some specific software application. There are many manufactures of various tablet style computers in both China and Taiwan, these are readily available in small volume and at reasonable costs, as well the same goes for the camera. The company does intend to hire overseas application developer to write our application, we will support only the Android operating system as it allows for the widest choice of compatible tablet technology.  The Company’s president has done further research on the possibility of using bluetooth technology to eliminate the requirements of wires between the tablet and the camera allowing for easier installation and the possible installation for existing fridges.

1. Searching for and hiring a developer (length 2 months): We plan on searching for a capable developer for our product. We intend to interview the prospected developers, negotiate payment according to our available funds and hire the most suitable one. The company's president will be responsible for all the research, negotiations and hiring third party developer(s). We plan to search of developers and meeting expenses. We plan on placing paid classified ads, on the internet and newspapers.

% of the shares offered herein are sold	Amount allocated to search for and hire a developer
100%	$1,500
75%	$1,000
50%	$750
25%	$500

If 100% of the shares offered are sold we expect to allocate $1,500 for this step: $750 would be used to pay for the ads and $750 would be used for costs with meetings.

If 75% of the shares offered are sold we expect to allocate $1,000 for this step: $500 would be used to pay for the ads and $500 would be used for costs with meetings.

If 50% of the shares offered are sold we expect to allocate $750 for this step: $400 would be used to pay for the ads and $350 would be used for costs with meetings.

If 25% of the shares offered are sold we expect to allocate $500 for this step: $300 would be used to pay for the ads and $200 would be used for costs with meetings.

With a greater number of shares sold, we would be able to reach and interview a higher number of candidates. 100% of shares sold would give us more options than 75% of shares sold. 75% would give us more options than 50% and less than 100%, respectively.  Number of options on 100% > 75% >50% > 25%.

2. Product development and testing (length 9 months): After hiring a developer, we plan on purchasing the necessary materials and equipment according to the developer's needs (such as: tools, wires, touch screens and/or tablets, cameras, etc). The company's president will be responsible for all the shopping and purchasing. We intend to allocate the costs to pay the developer and for purchasing materials and equipment.

We do not expect to rent space. We do not plan to manufacture products, such as the camera, connection wires or touch screens. We intend to develop specific software for our product needs,

Our goal is to assemble a functional prototype using existing components and technologies. For this reason, it is possible that it will be some costs related to intellectual property rights and/or licensing costs from the equipment and parts used in our prototype for large manufacturing.

We do not expect to have to pay for licensing or to intellectual property rights costs because we will not manufacture this product in large scale. Having to pay for licensing and to intellectual property rights would be responsibility of the refrigerator manufacturing company to which we would license our products.

% of the shares offered herein are sold	Amount allocated to develop and test product
100%	$69,300
75%	$47,300
50%	$24,800
25%	$1,100

If 100% of the shares offered are sold we expect to allocate $69,300 for this step: we plan on using $25,000 for paying the developer and $44,300 for the purchase of the necessary materials and equipment (such as: tools, wires, touch screens and/or tablets, cameras, etc).

If 75% of the shares offered are sold we expect to allocate $47,300 for this step: we plan on using $20,000 for paying the developer and $27,300 for the purchase of the necessary materials and equipment (such as: tools, wires, touch screens and/or tablets, cameras, etc). Due to the lower amount for the purchases, we could be required to buy some used equipment.

If 50% of the shares offered are sold we expect to allocate $24,800 for this step: we plan on using $10,000 for paying the developer and $14,800 for the purchase of the necessary used materials and equipment (such as: tools, wires, touch screens and/or tablets, cameras, etc). Additional funds could be necessary.

If 25% of the shares offered are sold we expect to allocate $1,100 for this step: this amount would not be enough to develop our prototype. Additional funds would be necessary.

3. Selling/Licensing process (length 1 month): Once we have our prototype developed, our goal is to present it to refrigerator manufacturing companies. We intend to develop our website and produce printing material with professional photos. The initial contact would be made via mail, email and phone calls. The company's president will be responsible for hiring professional photo shoots. He would also be in charge of the mailing, emailing and phone calls to prospected buyers. The website would be developed by a contracted company or individual, according to the president's decision and based on the funds available.

% of the shares offered herein are sold	Amount allocated to selling/licensing process
100%	$5,000
75%	$3,000
50%	$1,000
25%	none

If 100% of the shares offered are sold we expect to allocate $5,000 for this step: $1,500 for photos, $1,000 for website development and $2,500 for costs with mailing, emailing, phone calls and traveling expenses.

If 75% of the shares offered are sold we expect to allocate $3,000 for this step: $1,000 for photos, $500 for website development and $1,500 for costs with mailing, emailing, phone calls and traveling expenses.

If 50% of the shares offered are sold we expect to allocate $1,000 for this step: $500 for website development and $500 for costs with mailing, emailing and phone calls.

If 25% of the shares offered are sold additional funding would be necessary.

We expect to start generating revenue after the successful accomplishment of this step and the steps described above, considering that we can find and close a deal with a possible client.

4. Office supplies and related costs (length 12 months): Funds to be used for office supplies, internet and telephone bills. We plan on reserving following the amounts to pay for office costs.

% of the shares offered herein are sold	Amount allocated to office supplies and related costs
100%	$836
75%	$336
50%	$86
25%	$36

The Company believes this offering is not subjected to Rule 419 of Regulation C because: we are a development stage company that has a specific business plan and purpose and has no plan to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. All the proceeds from this offering will be used according to our Use of Proceeds.

There are no similar offerings or companies with which our president or any affiliate has been involved. There are no affiliates to the Company at this time and no one is assisting the president in this offering, other than the experts named herein.

Capital Resources

If CC is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in CC having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because CC is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If CC cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in CC common stock would lose all of their investment.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Yonekatsu Kato has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Kato expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended July 31, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of July 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

10.1 LAB	XBRL Taxonomy Extension Label Linkbase***

10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase***

10.1 INS	XBRL Instance Document***

10.1 SCH	XBRL Taxonomy Extension Schema***

10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase***

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on January 25, 2013.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cold Cam, Inc.

By: /s/ Yonekatsu Kato

 ----------------------

Yonekatsu Kato

President, Secretary Treasurer,

Principal Executive Officer, Principal Financial Officer

Dated:  September 16, 2013