Form 10-K
period 2013-10-31
COLD CAM, INC.
filed 2014-01-28
CIK 1566561

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-186197

COLD CAM, INC.
(Exact name of registrant as specified in its charter)
Nevada		46-1504799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil, 04040-002
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		775-297-4412

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes |X| No |_|
As of October 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $14,120

COLD CAM, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

		Page no.
Item 1.	Description of Business	3
Item 1A.	Risk Factors	3
Item 1B	Unresolved Staff Comments	3
Item 2	Properties	3
Item 3	Legal Proceedings	3
Item 4	Mine Safety Disclosures	3

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	24

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cold Cam, Inc. (“Cold Cam, “CC”, “the Company”, “we”, “us” or “our”) is a development stage company incorporated in the State of Nevada on October 25, 2012 (“Inception”) with a fiscal year ending October 31st. We intend to develop a camera system to be placed on the inside of the refrigerator door. It will take pictures of the contents every time the door closes. Those pictures will appear on a touch screen, which can be seen on the outside of the refrigerator door, eliminating the need to search for items or keep the refrigerator door open for prolonged periods of time. This touch screen would also allow the user to upload pictures, write notations or messages and have a calendar for daily or weekly reminders

We plan on generating revenue by licensing our product to refrigerator manufacturing companies. We expect to negotiate our compensation based on a percentage of the price of every refrigerator sold with our technology.

At this time, we have not developed our product or contacted any possible client or developer. The Company has not yet implemented its business model and to date, has generated no revenues.

CC has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Our office is located at Rua Loefgreen 1654, ap.113 Sao Paulo, SP, Brazil, 04040-002, our telephone number is 775-297-4412 and our fax number is 775-546-6003. This is also the president’s home address and he provides such space at no charge to the Company. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada 89703, telephone number (775) 882-1013. The Company does not own or rent any property.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated by any party.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of October 31, 2013 the Company had thirty-two (32) active shareholders of record and there were 10,206,000 shares of our common stock outstanding.

No public market currently exists for shares of our common stock.

The Company has not paid cash dividends and has no outstanding stock options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditors’ report on our October 31, 2013 and 2012 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “October 31, 2013 Audited Financial Statements – Auditor’s Report.”

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

Plan of Operation

Over the next 12 month period, provided we have raised enough funds, we expect to start generating revenue after completing the steps described below.

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

Results of Operations

 The Twelve Months Ended October 31, 2013 Compared to the Period from Inception (October 25, 2012) To October 31, 2012

Revenues

We did not recognize any revenues in the twelve months ended October 31, 2013 or the period from Inception (October 25, 2012) to October 31, 2012 as we are a development stage company and have not commenced operations at this time.

Operating Expenses

We incurred $23,916 in operating expenses in the twelve months ended October 31, 2013 compared to $2,717 in the period from Inception (October 25, 2012) to October 31, 2012. The difference reflects the different length of the periods in question. The majority of expenses are associated with the filing of the Company’s S-1, including auditing and legal fees.

Net Loss

We incurred a net loss of $23,916 in the twelve months ended October 31, 2013 compared to $2,717 in the period from Inception (October 25, 2012) to October 31, 2012 due to the factors described above.

Capital Resources and Liquidity

The Company has raised $14,120 in cash to initiate its business plan through the sale of shares of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

As of October 31, 2013 we had $841 in cash, with liabilities of $13,354, mostly associated with costs of the filing of our Form S-1.  As of October 31, 2013, our President had lent the Company $4,993 to bring the Company’s payables up to date. The funds loaned to the Company by the President have no interest and no fixed repayment date.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. We must raise cash to implement our strategy and stay in business.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Cash Flows for the Twelve Months Ended October 31, 2013 Compared to the Period from Inception (October 25, 2012) To October 31, 2012

Operating Cash Flows

          During the twelve months ended October 31, 2013 we used $16,305 in operating cash flows compared to $1,967 in the period from Inception (October 25, 2012) to October 31, 2012. During the twelve months ended October 31, 2013 we incurred losses of $23,916 partially offset by an increase in accounts payable of $7,611, By comparison during the period from Inception (October 25, 2012) to October 31, 2012 we incurred losses of $2,717 partially offset by an increase in accounts payable of $750.

Investing Cash Flows

           We neither generated, nor used, cash flows from investing activities either in the twelve months ended October 31, 2013 or  the period from Inception (October 25, 2012) to October 31, 2012.

Financing Cash Flows

           During the twelve months ended October 31, 2013, we generated $8,146 in cash flow from financing activities compared to $10,967 in the period from Inception (October 25, 2012) to October 31, 2012. During the twelve months ended October 31, 2013, we received $4,120 from the sale of shares of our common stock and $4,026 by way of loan from our sole director,officer and principal shareholder. By comparison, during the period from Inception (October 25, 2012) to October 31, 2012, we received $10,000 from the sale of shares of our common stock and $967 by way of loan from our sole director, officer and principal shareholder.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,464 over this same period. Our sole officer and director, Yonekatsu Kato, has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Off Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COLD CAM, INC.
(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013
AND THE PERIODS FROM INCEPTION (OCTOBER 25, 2012) TO OCTOBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cold Cam, Inc.

Rua Loefgreen 1654, ap 113

Sao Paulo, SP,

Brasil, 04040-002

We have audited the accompanying balance sheets of Cold Cam, Inc. (a development stage company) as of October 31, 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of October 31, 2012 and for the period from October 25, 2012 (Inception) to October 31, 2012 were audited by another auditor who expressed an unqualified opinion on January 4, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cold Cam, Inc. as of October 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations since Inception (October 25, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado

January 27, 2014

Cutler & Co. LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Cold Cam, Inc.

Carson City, Nevada

I have audited the accompanying balance sheet of Cold Cam, Inc. (a development stage company) as of October 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from October 25, 2012 (inception) through October 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cold Cam, Inc. as of October 31, 2012, and the results of its operations and its cash flows for the period from October 25, 2012 (inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

January 4, 2013

RONALD R. CHADWICK, P.C.

COLD CAM, INC.

(A Development Stage Company)

BALANCE SHEETS
Audited

	October 31, 2013	October 31, 2012
ASSETS

CURRENT ASSETS
Cash	$841	$9,000
TOTAL CURRENT ASSETS	841	9,000

TOTAL ASSETS	$841	$9,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,361	$750
Loans from related party	4,993	967
TOTAL CURRENT LIABILITIES	13,354	1,717

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value 75,000,000 shares authorized,
10,206,000 and 10,000,000 shares issued and outstanding as of	10,206	10,000
October 31, 2013 and 2012, respectively
Additional paid in capital	3,914	-
Deficit accumulated during the development stage	(26,633)	(2,717)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,513)	7,283

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$841	$9,000

The accompanying notes are an integral part of these financial statements

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

	Year ended	For the Period from Inception (October 25, 2012) to	For the Period from Inception (October 25, 2012) to
	October 31, 2013	October 31, 2012	October 31, 2013

Revenue	$-	$-	$-

OPERATINGEXPENSES
Office and general	11,416	1,967	13,383
Professional Fees	12,500	750	13,250
Total Expenses	23,916	2,717	26,633

OPERATING LOSS	(23,916)	(2,717)	(26,633)

LOSS BEFORE TAXES	(23,916)	(2,717)	(26,633)

Income taxes	-	-	-

NET LOSS	$(23,916)	$(2,717)	$(26,633)

LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDINGBASIC AND DILUTED	10,057,567	1,428,571

* denotes a loss of less than $(0.01) per share
The accompanying notes are an integral part of these financial statements

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (OCTOBER 25, 2012) TO OCTOBER 31, 2013
Audited

				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (October 25, 2012)	-	$-	$-	$ -	$-

Founder's shares issued for cash at $0.001
per share on October 31, 2012	10,000,000	10,000	-	-	10,000

Net loss for the period	-	-	-	(2,717)	(2,717)

Balance, October 31, 2012	10,000,000	10,000	-	(2,717)	7,283

Common shares issued for cash, at $0.02
per share on July 22, 2013	206,000	206	3,914	-	4,120

Net loss for the year	-	-	-	(23,916)	(23,916)

Balance, October 31, 2013	10,206,000	$10,206	$3,914	(26,633)	$(12,513)

The accompanying notes are an integral part of these financial statements

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Audited

	Year ended	For the Period From October 25, 2012 (date of Inception) to	For the Period From October 25, 2012 (date of Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013

OPERATING ACTIVITIES
Net loss	$(23,916)	$(2,717)	$(26,633)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in payables	7,611	750	8,361
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(16,305)	(1,967)	(18,272)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	4,120	10,000	14,120
Loan from related party	4,026	967	4,993
NET CASH PROVIDED BY FINANCING ACTIVITIES
	8,146	10,967	19,113

NET INCREASE (DECREASE) IN CASH	(8,159)	9,000	841

CASH, BEGINNING OF PERIOD	9,000	-	-

CASH, END OF PERIOD	$841	$9,000	$841

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

COLD CAM, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013 AND THE PERIODS

FROM INCEPTION (OCTOBER 25, 2012) TO OCTOBER 31, 2013 AND 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Cold Cam, Inc. (“Cold Cam”, “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 25, 2012. We are a development-stage Company which intends to develop a camera system to be placed on the inside of refrigerator doors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. The Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and amounts due to its sole officer, director and major stockholder. The carrying amount of these financial instruments approximates fair value due to their short term maturities.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

COLD CAM, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013 AND THE PERIODS

FROM INCEPTION (OCTOBER 25, 2012) TO OCTOBER 31, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising costs will be expensed as incurred.  No advertising costs were been incurred during the twelve months ended October 31, 2013 or the period from Inception (October 25, 2012) to October 31, 2012.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company’s tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Net Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity..

No potentially dilutive securities were issued and outstanding during the twelve months ended October 31, 2013 or the period from Inception (October 25, 2012) to October 31, 2012.

COLD CAM, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013 AND THE PERIODS

FROM INCEPTION (OCTOBER 25, 2012) TO OCTOBER 31, 2013 AND 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $12,513, an accumulated deficit of $26,633 and net loss from operations since Inception (October 25, 2012) of $26,633. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon raising additional capital through placement of our shares of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The the Company’s sole officer and director has committed to advancing certain operating costs of the Company, including legal, audit, transfer agent and edgarizing costs.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share.

On October 31, 2012, the Company issued 10,000,000 shares of common stock at $0.001 per share for cash consideration of $10,000.

On July 22, 2013, the Company issued 206,000 shares of common stock at $0.02 per share for cash consideration of $4,120.

The Company had 10,206,000 shares of common stock issued and outstanding as of October 31, 2013.

COLD CAM, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED OCTOBER 31, 2013 AND THE PERIODS

FROM INCEPTION (OCTOBER 25, 2012) TO OCTOBER 31, 2013 AND 2012

NOTE 5– LOAN FROM RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As at October 31, 2013, the Company had received $4,993 as a loan from the its principal shareholder and sole director. The loan is interest free and repayable on demand.

NOTE 6 – INCOME TAXES

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of October 31, 2013 are as follows:

	October 31, 2013	October 31, 2012
Net operating loss carried forward	$ 26,633	$ 2,717
Effective tax rate	35%	35%
Deferred tax assets	$ 9,322	$ 951
Less: Valuation allowance	(9,322)	(951)
Net deferred tax asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2032 and 2033.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were available to be issued on January27, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTS:

1.           Previous Independent Registered Public Accounting Firm.

A.  On November 11, 2013, the Board of Directors of the Registrant dismissed its independent registered public accounting firm, Ronald R. Chadwick, P.C., Certified Public Accountant.

B.  The report of Ronald R. Chadwick for the year ending October 31, 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

C.  The decision to change accountants was approved by the Registrant's board of directors on November 11, 2013.  On November 12, 2013 Cutler & Co., LLC was engaged as the Registrant's new independent registered public accountants. The Registrant did not consult Cutler & Co., LLC regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event in connection with its report on the Registrant’s financial statements.

D.  During the fiscal year ended October 31, 2012 and the subsequent interim period through the date of dismissal, there were no disagreements with Ronald R. Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ronald R. Chadwick, would have caused it to make reference to the matter in connection with its reports. There were no "reportable events" in connection with its report on the Registrant’s financial statements.  The Registrant’s Annual Report for the year ending October 31, 2013 was not reviewed by Ronald R. Chadwick.

2.           New Independent Registered Public Accounting Firm.

The Registrant has engaged Cutler & Co., LLC as its new independent certified public accounting firm.  During the fiscal year ended October 31, 2012 or any subsequent interim period prior to engaging Cutler & Co., LLC, the Registrant did not consult such firm on any of the matters regarding either (i) the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K, or a reportable event as that term is used in Item 304(a)(1)(v) of Item 304 of Regulation S-K

ITEM 9B. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of October 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of October 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of October 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended October 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9C. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists of our sole officer and director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Yonekatsu Kato	65	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr. Yonekatsu Kato currently manages a seafood store in Sao Paulo, Brazil since 2011. He had worked as an equipment and circuits technician for Toshiba in Japan from 1993 to March 2010,and from 1998 to March 2010, he became Toshiba’s general manager for the electronic equipment and wire and circuit assembly lines.

Mr. Kato owned a car body shop for 26 years in Brazil (1966-1992). He was responsible for pricing, projects, fabrication and installation as well as general management.

He served the military in Brazil (1962-1963), graduated as an electro-technician (1965-1966) and took a mechanic design course (1966-1967) but did not complete. In 1993, he attended courses for welding (electric and gas), over 100 ton crane and forklift operations.

Our Company believes that Mr. Kato is capable of managing our company due to his general and vast professional experience, his work ethics and the development of his concept for Cold Cam.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Cold Cam, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Yonekatsu Kato, Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil, 04040-002	10,000,000	98%

	All Officers and Directors as a Group (1 person)	10,000,000	98%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 31, 2013, we issued a total of 10,000,000 shares of common stock to Mr. Yonekatsu Kato, our sole officer and director, for total cash consideration of $10,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

As of October 31, 2013, Mr. Kato had lent the Company $4,993 to bring the its payables up to date. The funds loaned to the Company by the President have no interest and no fixed repayment date.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended October 31, 2013 we expect to incur approximately $3,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended October 31, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Cold Cam, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 25, 2013)

3.2	Bylaws of Cold Cam, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on January 25, 213)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Cold Cam, Inc.

BY:      /s/ Yonekatsu Kato

 ----------------------

Yonekatsu Kato

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  January 28, 2014