Form 10-Q
period 2014-01-31
COLD CAM, INC.
filed 2014-03-14
CIK 1566561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-186197

COLD CAM, INC.
(Exact name of registrant as specified in its charter)

Nevada			46-1504799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of March 7, 2014 was 10,206,000 shares of common stock, $0.001 par value, issued and outstanding.

COLD CAM, INC.

QUARTERLY REPORT

COLD CAM, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS
For the Three Month Periods Ended January 31, 2014 and 2013 And the Period from October 25, 2012 (Inception) to January 31, 2014

Unaudited

BALANCE SHEETS F-1

STATEMENTS OF OPERATIONS F-2

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) F-3
STATEMENTS OF CASH FLOWS F-4

NOTES TO THE FINANCIAL STATEMENTS F-5

COLD CAM, INC.
(A Development Stage Company)

BALANCE SHEETS

	January 31, 2014	October 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$600	$841
TOTAL CURRENT ASSETS	600	841

TOTAL ASSETS	$600	$841

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,350	$8,361
Loans from related party	16,483	4,993
TOTAL CURRENT LIABILITIES	17,833	13,354

TOTAL LIABILITIES	17,833	13,354

STOCKHOLDERS' DEFICIT
Authorized
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,206,000 shares issued and outstanding, as at January 31, 2014
and October 31, 2013	10,206	10,206
Additional paid in capital	3,914	3,914
Deficit accumulated during the development stage	(31,353)	(26,633)
TOTAL STOCKHOLDERS'S DEFICIT	(17,233)	(12,513)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$600	$841

The accompanying notes are an integral part of these unaudited financial statements
F-1

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Three months ended January 31, 2014	Three months ended January 31, 2013	For the period from Inception (October 25, 2012) to January 31, 2014

REVENUE	$-	$-	$-

OPERATING EXPENSES

Office and general	720	1,702	14,103
Professional Fees	4,000	6,000	17,250
Total Expenses	4,720	7,702	31,353

Loss before taxes	(4,720)	(7,702)	(31,353)

Provision for taxes	-	-	-

NET LOSS	$(4,720)	$(7,702)	$(31,353)
LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED

	10,206,000	10,000,000

* denotes a loss of less than $(0.01) per share.
The accompanying notes are an integral part of these unaudited financial statements
F-2

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (October 25, 2012) to January 31, 2014

	Common Stock			Additional	Deficit accumulated during the
	Number of			Paid-in	development
	shares	Amount		Capital	stage	Total

Inception (October 25, 2012)	-	$-		$-	$-	$-

Founder's Shares issued for cash at $0.001
per share on October 31, 2012	10,000,000	10,000		-	-	10,000

Net loss, for the period	-	-		-	(2,717)	(2,717)

Balance, October 31, 2012 - audited	10,000,000	$10,000	$		$(2,717)	$7,283

Common shares issued for cash, at $0.02					-
per share on July 22, 2013	206,000	206		3,914		4,120

Net loss for the year	-		-	-	(23,916)	(23,916)

Balance, October 31, 2013 - audited	10,206,000	$10,206		$3,914	$(26,633)	$(12,513)

Net loss, for the three months ended	-	-		-	(4,720)	(4,720)

Balance, January 31, 2014 - unaudited	10,206,000	$10,206		$3,914	$(31,353)	$(17,233)

The accompanying notes are an integral part of these unaudited financial statements
F-3

COLD CAM, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Three months ended	Three months ended	October 25, 2012 (date of inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
OPERATING ACTIVITIES
Net loss	$(4,720)	$(7,702)	$(31,353)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in payables	(7,011)	-	1,350

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(11,731)	(7,702)	(30,003)

Investing Activities	-	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	14,120
Loan from related party	11,490	876	16,483
NET CASH PROVIDED BY FINANCING ACTIVITIES
	11,490	876	30,603

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(241)	(6,826)	600

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	841	9,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$600	$2,174	$600

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

F-4

COLD CAM, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

For the three month periods ended January 31, 2014 and 2013 and the period from inception (October 25, 2012) to January 31, 2014

NOTE 1 – NATURE OF OPERATIONS

Cold Cam, Inc. (“Cold Cam”, “the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 25, 2012. We are a development-stage Company which intends to develop a camera system to be placed on the inside of refrigerator doors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year

Basis of Presentation

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and amounts due to its sole officer, director and major stockholder.  The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising

Advertising costs will be expensed as incurred.  No advertising costs were been incurred during the three month periods ended January 31, 2013 or 2012.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potential dilutive instruments issued and outstanding during the three months ended January 31, 2014 or 2013 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at January 31, 2014, the Company has a working capital deficit of $17,233, an accumulated deficit of $31,353 and net loss from operations since Inception (October 25, 2012) of $31,353. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On October 31, 2012 the Company issued 10,000,000 common shares for total cash proceeds of $10,000

On July 22, 2013 the Company issued 206,000 common shares for total cash proceeds of $4,120

The Company had 10,206,000 shares of common stock issued and outstanding as of January 31, 2014.

As of January 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of January 31, 2014, our shareholder has advanced to us an amount of $16,483 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from January 31, 2014 through the date the financial statements were available to be issued on March 7, 2014 and has determined that other than as disclosed above, there have been no subsequent events after January 31, 2014 for which disclosure is required.

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

Company History

Cold Cam, Inc. (“Cold Cam”, “the Company”, “we”, “us” or “our”) is a development stage company incorporated in the State of Nevada on October 25, 2012. We intend to develop a camera system to be placed on the inside of the refrigerator door. It will take pictures of the contents every time the door closes. Those pictures will appear on a touch screen, which can be seen on the outside of the refrigerator door, eliminating the need to search for items or keep the refrigerator door open for prolonged periods of time. This touch screen would also allow the user to upload pictures, write notations or messages and have a calendar for daily or weekly reminders.

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

Results of Operations for the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Revenue

We recognized no revenue in the three months ended January 31, 2014 or 2013 as we are a development stage company and have not commenced operations as yet.

Operating Expenses

During the three months ended January 31, 2014 we incurred operating expenses of $4,720 compared to $7,702 in the three months ended January 31, 2013, a decrease of $2,982. The majority of our expenses were associated with the filing of the Company’s form S-1, including auditing and accounting fees.

Net Losses

During the three months ended January 31, 2014 we incurred losses of $4,720 compared to $7,702 in the three months ended January 31, 2013, due to the factors discussed above.

Capital resources and Liquidity

As of January 31, 2014 we had $600 in cash, and liabilities of $17,833 compared to $841 cash and $13,354 liabilities as at October 31, 2013.

Operating Activities

During the three months ended January 31, 2014 we used $11,731 in our operating activities compared to $7,702 during the three months ended January 31, 2013. During the three months ended January 31, 2013 we incurred a net loss of $4,720 and paid accounts payable of $7,011. This compared to the three months ended January 31, 2013 when we incurred losses of $7,702 but there were no movements in operating assets of liabilities.

Investing Activities

We neither generated funds, nor used funds, in investing activities during the three month periods ended January 31, 2014 or 2013.

Financing Activities

During the three months ended January 31, 2014 we received $11,490 by way of loan from our sole officer, director and principal shareholder compared to $846 during the three month ended January 31, 2013.

We have registered 10,206,000 of our common stock for sale to the public.  Our registration statement became effective on June 13, 2013 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  The Company will fail if funds are not either raised in this offering or by loans, either from the President or from other interested parties. If we are unable to raise enough funds through this offering, the Company would have to seek additional capital through debt or equity.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining its reporting status. The Company’s sole officer and director, Mr. Kato is committed to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Should the Company fail to raise capital through this offering and Mr. Kato is unwilling or unable to loan the Company funds to proceed with its plans the Company will have to cease all business activities until such time further funds are raised.  As the Company does not currently have enough cash to fund its business plan and may not have enough to pay all of its liabilities; if the Company is unable to raise funds from this offering it may be able to issue restricted common shares to its creditors to satisfy their debts. The Company would only offer its creditors shares to settle debt if unable to raise equity financing. The Company would not settle any related party debt with this type of share offering.  The Company’s current debts are to its attorney, and EDGARizer, there is no assurance that any of the Company’s creditors would accept restricted shares from the company in exchange for their debts.

Plan of Operation

Over the next 12 months, provided that we have raised enough funds, our Company expects to start generating revenue after completing the steps described below. If we do not raise enough cash through this offering, the following plan of operation below will take effect after we raise enough funds to do so.

The expenses referenced herein, including the costs for the materials and equipment, were estimated based on the President’s personal expectations and it is not based in any market research or third party professional’s opinion. For this reason, there is no certainty that the amounts disclosed will be sufficient to accomplish the objectives listed herein.

Further, we do not know how our prototype will look or operate or what materials and equipment will be needed, as we have not yet hired or contacted any possible developer. However, the Company’s President has a vision for the products end use, look and feel.  The product, has essentially 3 major components, a camera, a computer pad and a specific software application. There are many manufactures of various tablet style computers in both China and Taiwan, these are readily available in small volume and at reasonable costs, as well as the camera. The Company intends to hire an overseas application developer to write our application, we will support only the Android operating system as it allows for the widest choice of compatible tablet technology.  The Company’s President has done further research on the possibility of using bluetooth technology to eliminate the requirements of wires between the tablet and the camera allowing for easier installation and the possible installation for existing fridges.

1.

Searching for and hiring a developer (length 2 months): We plan on searching for a capable developer for our product. We intend to interview the prospected developers, negotiate payment according to our available funds and hire the most suitable one. The Company's President will be responsible for all the research, negotiations and hiring third party developer(s). We plan on searching for developers and meeting expenses. We plan on placing paid classified ads, on the internet and in newspapers.

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

We do not expect to rent space. We do not plan to manufacture products, such as the camera, connection wires or touch screens. We intend to develop specific software for our product needs.

Our goal is to assemble a functional prototype using existing components and technologies. For this reason, it is possible that there will be some costs related to intellectual property rights and/or licensing costs from the equipment and parts used in our prototype for large manufacturing.

We do not expect to have to pay for licensing or to intellectual property rights costs because we will not manufacture this product in large scale. Having to pay for licensing and to intellectual property rights would be the responsibility of the refrigerator manufacturing company to which we would license our products.

3.

Selling/Licensing process (length 1 month): Once we have our prototype developed, our goal is to present it to refrigerator manufacturing companies. We intend to develop our website and produce printing material with professional photos. The initial contact would be made via mail, email and phone calls. The company's President will be responsible for having professional photo-shoots. He would also be in charge of the mailing, emailing and phone calls to prospected buyers. The website would be developed by a contracted company or individual, according to the President's decision and based on the funds available.

We expect to start generating revenue after the successful accomplishment of this step and the steps described above, considering that we can find and close a deal with a possible client.

4.

Office supplies and related costs (length 12 months): Funds to be used for office supplies, internet and telephone bills. We plan on reserving following the amounts to pay for office costs.

Capital Resources

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because the Company is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Yonekatsu Kato has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Kato’s undertaking is neither under a contract nor agreement between him and the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f) (1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information  requested by this Item.

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

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended January 31, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of January 31, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        No equity securities were sold during the three months ended January 31, 2014 or 2013.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three months ended January 31, 2014 or 2013.

Item 4. Mining Safety Disclosures

Not applicable.

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

Dated:  March 13, 2014