Form 10-Q
period 2014-04-30
COLD CAM, INC.
filed 2014-06-10
CIK 1566561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-186197

COLD CAM, INC.
(Exact name of registrant as specified in its charter)

Nevada			46-1504799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil, 04040-002
(Address of principal executive offices) (Zip Code)

(775) 297-4412
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of June 9, 2014 was 10,206,000 shares of common stock, $0.001 par value, issued and outstanding.

COLD CAM, INC.

QUARTERLY REPORT

COLD CAM, INC.

(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended April 30, 2014 and 2013 And the Period from October 25, 2012 (Inception) to April 30, 2014

Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	6

CONDENSED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

COLD CAM, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	April 30, 2014	October 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$841
TOTAL CURRENT ASSETS	-	841

TOTAL ASSETS	$-	$841

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$405	$8,361
Loans from related party	18,733	4,993
TOTAL CURRENT LIABILITIES	19,138	13,354

TOTAL LIABILITIES	19,138	13,354

STOCKHOLDERS' DEFICIT
Authorized
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,206,000 shares issued and outstanding, as at April 30, 2014
and October 31, 2013	10,206	10,206
Additional paid in capital	3,914	3,914
Deficit accumulated during the development stage	(33,258)	(26,633)
TOTAL STOCKHOLDERS' DEFICIT	(19,138)	(12,513)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$841

The accompanying notes are an integral part of these condensed unaudited financial statements

	COLD CAM, INC.
	(A Development Stage Company)

	CONDENSED STATEMENTS OF OPERATIONS
	Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended	For the period from Inception (October 25, 2012) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Office and general	405	2,400	1,125	4,102	14,508
Professional fees	1,500	1,500	5,500	7,500	18,750
Total Operating Expenses	1,905	3,900	6,625	11,602	33,258

Loss before taxes	(1,905)	(3,900)	(6,625)	(11,602)	(33,258)

Provision for taxes	-	-	-	-	-

NET LOSS	$(1,905)	$(3,900)	$(6,625)	$(11,602)	$(33,258)
LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED

	10,206,000	10,000,000	10,206,000	10,000,000

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (October 25, 2012) to April 30, 2014

	Common Stock		Additional	Deficit accumulated during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (October 25, 2012)	-	$-	$-	$-	$-

Founder's Shares issued for cash at $0.001
per share on October 31, 2012	10,000,000	10,000	-	-	10,000

Net loss, for the period	-	-	-	(2,717)	(2,717)

Balance, October 31, 2012 - audited	10,000,000	$10,000	$	$(2,717)	$7,283

Common shares issued for cash, at $0.02				-
per share on July 22, 2013	206,000	206	3,914		4,120

Net loss for the year	-		-	(23,916)	(23,916)

Balance, October 31, 2013 - audited	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss, for the six months ended April 30, 2014 - unaudited	-	-	-	(6,625)	(6,625)

Balance, April 30, 2014 - unaudited	10,206,000	$10,206	$3,914	$(33,258)	$(19,138)

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended	Six months ended	October 25, 2012 (date of inception) to
	April 30, 2014	April 30, 2013	April 30, 2014
OPERATING ACTIVITIES
Net loss	$(6,625)	$(11,602)	$(33,258)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accruals	(7,956)	1,050	405

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	(14,581)	(10,552)	(32,853)

INVESTING ACTIVITIES	-	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	14,120
Loan from related party	13,740	1,576	18,733
NET CASH PROVIDED BY FINANCING ACTIVITIES
	13,740	1,576	32,853

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(841)	(8,976)	-

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	841	9,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$24	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three and six month periods ended April 30, 2014 and 2013 and the period from inception (October 25, 2012) to April 30, 2014

NOTE 1 – NATURE OF OPERATIONS

Cold Cam, Inc. ("Cold Cam", "the Company", "we", "us" or "our") was incorporated in the State of Nevada on October 25, 2012. We are a development-stage Company which intends to develop a camera system to be placed on the inside of refrigerator doors.

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

Revenue Recognition
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising
Advertising costs will be expensed as incurred.  No advertising costs were been incurred during the three month and six periods ended April 30, 2014 or 2013.

Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Accounting for Income Taxes".  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States.   All of the Company's tax years are subject to examination by Federal and state jurisdictions.

The Company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potential dilutive debt or equity instruments issued and outstanding during the three and six month periods ended April 30, 2014 or 2013 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company's financial statements.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at April 30, 2014, the Company has a working capital deficit of $19,138, an accumulated deficit of $33,258 and net loss from operations since Inception (October 25, 2012) of $33,258. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On October 31, 2012 the Company issued 10,000,000 common shares for total cash proceeds of $10,000

On July 22, 2013 the Company issued 206,000 common shares for total cash proceeds of $4,120

The Company had 10,206,000 shares of common stock issued and outstanding as of April 30, 2014.

As of April 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of April 30, 2014, our shareholder has advanced to us an amount of $18,733 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

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

Company History

Cold Cam, Inc. ("Cold Cam", "the Company", "we", "us" or "our") is a development stage company incorporated in the State of Nevada on October 25, 2012. We intend to develop a camera system to be placed on the inside of the refrigerator door. It will take pictures of the contents every time the door closes. Those pictures will appear on a touch screen, which can be seen on the outside of the refrigerator door, eliminating the need to search for items or keep the refrigerator door open for prolonged periods of time. This touch screen would also allow the user to upload pictures, write notations or messages and have a calendar for daily or weekly reminders.

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

Results of Operations for the Three and Six Months Ended April 30, 2014 Compared to the Three and Six Months Ended April 30, 2013

Revenue

We recognized no revenue in the three or six months ended April 30, 2014 or 2013 as we are a development stage company and have not commenced operations as of yet.

Operating Expenses

During the three months ended April 30, 2014 we incurred operating expenses of $1,905 compared to $3,900 in the three months ended April 30, 2013, a decrease of $1,995. The majority of our expenses were related to ongoing regulatory costs. During the six months ended April 30, 2014 we incurred operating expenses of $6,625 compared to $11,602 in the six months ended April 30, 2013, a decrease of $4,977. The majority of our expenses were related to ongoing regulatory costs.

Net Losses

During the three months ended April 30, 2014 we incurred losses of $1,905 compared to $3,900 in the three months ended April 30, 2014, due to the factors discussed above.  During the six months ended April 30, 2014 we incurred losses of $6,625 compared to $11,602 in the six months ended April 30, 2013, due to the factors discussed above.

Capital resources and Liquidity

As of April 30, 2014 we had $0 in cash, and liabilities of $19,138 compared to $841 cash and $13,354 liabilities as at October 31, 2013.

Operating Activities

During the six months ended April 30, 2014 we used $14,581 in our operating activities compared to $10,552 during the six months ended April 30, 2013. During the six months ended April 30, 2014 we incurred a net loss of $6,625 and paid accounts payable of $7,956. This compared to the six months ended April 30, 2013 when we incurred losses of $11,602 and increased our balance of accounts payable by $1,050.

Investing Activities

We neither generated funds, nor used funds, in investing activities during the six month periods ended April 30, 2014 or 2013, respectively.

Financing Activities

During the six months ended April 30, 2014 we received $13,740 by way of loan from our sole officer, director and principal shareholder compared to $1,576 during the six months ended April 30, 2013.

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

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining its reporting status. The Company's sole officer and director, Mr. Kato is committed to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Should the Company fail to raise capital through this offering and Mr. Kato is unwilling or unable to loan the Company funds to proceed with its plans the Company will have to cease all business activities until such time further funds are raised.  As the Company does not currently have enough cash to fund its business plan and may not have enough to pay all of its liabilities; if the Company is unable to raise funds from this offering it may be able to issue restricted common shares to its creditors to satisfy their debts. The Company would only offer its creditors shares to settle debt if unable to raise equity financing. The Company would not settle any related party debt with this type of share offering.  The Company's current debts are to its transfer agenet, and EDGARizer, there is no assurance that any of the Company's creditors would accept restricted shares from the company in exchange for their debts.

Plan of Operation

Over the next 12 months, provided that we have raised enough funds, our Company expects to start generating revenue after completing the steps described below. If we do not raise enough cash through this offering, the following plan of operation below will take effect after we raise enough funds to do so.

The expenses referenced herein, including the costs for the materials and equipment, were estimated based on the President's personal expectations and it is not based in any market research or third party professional's opinion. For this reason, there is no certainty that the amounts disclosed will be sufficient to accomplish the objectives listed herein.

Further, we do not know how our prototype will look or operate or what materials and equipment will be needed, as we have not yet hired or contacted any possible developer. However, the Company's President has a vision for the products end use, look and feel.  The product, has essentially 3 major components, a camera, a computer pad and a specific software application. There are many manufactures of various tablet style computers in both China and Taiwan, these are readily available in small volume and at reasonable costs, as well as the camera. The Company intends to hire an overseas application developer to write our application, we will support only the Android operating system as it allows for the widest choice of compatible tablet technology.  The Company's President has done further research on the possibility of using bluetooth technology to eliminate the requirements of wires between the tablet and the camera allowing for easier installation and the possible installation for existing fridges.

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

Capital Resources

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because the Company is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the Company's common stock would lose all of their investment.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Yonekatsu Kato has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Kato's undertaking is neither under a contract nor agreement between him and the Company.

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

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•
 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company's corporate legal counsel.

•
 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended April 30, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company's internal controls over financial reporting were not effective as of April 30, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        No equity securities were sold during the three and six months ended April 30, 2014 or 2013.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three and six months ended April 30, 2014 or 2013.

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

[1]     Incorporated by reference from the Company's filing with the Commission on January 25, 2013.
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

Dated:  June 9, 2014