Form 10-Q
period 2014-07-31
COLD CAM, INC.
filed 2014-08-18
CIK 1566561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-186197

COLD CAM, INC.
(Exact name of registrant as specified in its charter)

Nevada			46-1504799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of August 13, 2014 was 10,206,000 shares of common stock, $0.001 par value, issued and outstanding.

COLD CAM, INC.

QUARTERLY REPORT

COLD CAM, INC.

(A Development Stage Company)
CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended July 31, 2014 and 2013 And the Period from October 25, 2012 (Inception) to July 31, 2014

Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)	6

CONDENSED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

COLD CAM, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

	July 31, 2014	October 31, 2013
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$841
TOTAL CURRENT ASSETS	-	841

TOTAL ASSETS	$-	$841

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$405	$8,361
Loans from related party	22,533	4,993
TOTAL CURRENT LIABILITIES	22,938	13,354

TOTAL LIABILITIES	22,938	13,354

STOCKHOLDERS' DEFICIT
Authorized
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,206,000 shares issued and outstanding, as at July 31, 2014
and October 31, 2013	10,206	10,206
Additional paid in capital	3,914	3,914
Deficit accumulated during the development stage	(37,058)	(26,633)
TOTAL STOCKHOLDERS' DEFICIT	(22,938)	(12,513)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$841

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended	For the period from Inception (October 25, 2012) to
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013	July 31, 2014

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

Office and general	-	1,285	1,125	5,386	14,508
Professional fees	3,800	4,250	9,300	11,750	22,550
Total Operating Expenses	3,800	5,535	10,425	17,136	37,058

Loss before taxes	(3,800)	(5,535)	(10,425)	(17,136)	(37,058)

Provision for taxes	-	-	-	-	-

NET LOSS	$(3,800)	$(5,535)	$(10,425)	$(17,136)	$(37,058)
LOSS PER COMMON SHARE - BASIC AND DILUTED
	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED

	10,206,000	10,022,391	10,206,000	10,007,546

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (October 25, 2012) to July 31, 2014

	Common Stock		Additional	Deficit accumulated during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (October 25, 2012)	-	$-	$-	$-	$-

Founder's Shares issued for cash at $0.001
per share on October 31, 2012	10,000,000	10,000	-	-	10,000

Net loss, for the period	-	-	-	(2,717)	(2,717)

Balance, October 31, 2012 - audited	10,000,000	$10,000	$	$(2,717)	$7,283

Common shares issued for cash, at $0.02
per share on July 22, 2013	206,000	206	3,914	-	4,120

Net loss for the year	-	-	-	(23,916)	(23,916)

Balance, October 31, 2013 - audited	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss, for the nine months ended July31 , 2014 - unaudited	-	-	-	(10,425)	(10,425)

Balance, July 31, 2014 - unaudited	10,206,000	$10,206	$3,914	$(37,058)	$(22,938)

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended	Nine months ended	October 25, 2012 (date of inception) to
	July 31, 2014	July 31, 2013	July 31, 2014
OPERATING ACTIVITIES
Net loss	$(10,425)	$(17,136)	$(37,058)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Decrease (increase) in accounts payable and accruals	(7,956)	4,574	405

NET CASH USED IN OPERATING ACTIVITIES
	(18,381)	(12,562)	(36,653)

INVESTING ACTIVITIES	-	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,120	14,120
Loan from related party	17,540	3,576	22,533
NET CASH PROVIDED BY FINANCING ACTIVITIES
	17,540	7,696	36,653

NET DECREASE IN CASH AND CASH EQUIVALENTS	(841)	(4,866)	-

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	841	9,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$4,134	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three and nine month periods ended July 31, 2014 and 2013 and the period from inception (October 25, 2012) to July 31, 2014

NOTE 1 – NATURE OF OPERATIONS

Cold Cam, Inc. ("Cold Cam", "the Company", "we", "us" or "our") was incorporated in the State of Nevada on October 25, 2012 ("Inception"). We are a development-stage Company which intends to develop a camera system to be placed on the inside of refrigerator doors.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

While management of the Company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2013 filed on Form 10-K on January 28, 2014.

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

Development Stage Company
The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, movement in stockholders' equity (deficit) and cash flows disclosed activity since the date of our inception (October 25, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Advertising
Advertising costs will be expensed as incurred.  No advertising costs were been incurred during the three month and nine months ended July 31, 2014 or 2013.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potential dilutive debt or equity instruments issued and outstanding during the three and nine months ended July 31, 2014 or 2013 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at July 31, 2014, the Company has a working capital deficit of $22,938, an accumulated deficit of $37,058 and a net loss from operations since Inception (October 25, 2012) of $37,058. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On October 31, 2012 the Company issued 10,000,000 common shares for total cash proceeds of $10,000.

On July 22, 2013 the Company issued 206,000 common shares for total cash proceeds of $4,120.

The Company had 10,206,000 shares of common stock issued and outstanding as of July 31, 2014.

As of July 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of July 31, 2014, our shareholder has advanced to us an amount of $22,533 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

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

Results of Operations for the Three and Nine Months Ended July 31, 2014 Compared to the Three and Nine Months Ended July 31, 2013

Revenue

We recognized no revenue in the three or nine months ended July 31, 2014 or 2013 as we are a development stage company and have not commenced operations as of yet.

Operating Expenses

During the three months ended July 31, 2014 we incurred operating expenses of $3,800 compared to $5,535 in the three months ended July 31, 2013, a decrease of $1,735. The majority of our expenses were related to ongoing regulatory costs. During the nine months ended July 31, 2014 we incurred operating expenses of $10,425 compared to $17,136 in the nine months ended July 31, 2013, a decrease of $6,711. The majority of our expenses were related to ongoing regulatory costs.

Net Losses

During the three months ended July 31, 2014 we incurred losses of $3,800 compared to $5,535 in the three months ended July 31, 2014, due to the factors discussed above. During the nine months ended July 31, 2014 we incurred losses of $10,425 compared to $17,136 in the nine months ended July 31, 2013, due to the factors discussed above.

Capital resources and Liquidity

As of July 31, 2014 we had $0 in cash, and liabilities of $22,938 compared to $841 cash and $13,354 liabilities as at October 31, 2013.

Operating Activities

During the nine months ended July 31, 2014 we used $18,381 in our operating activities compared to $12,562 during the nine months ended July 31, 2013. During the nine months ended July 31, 2014 we incurred a net loss of $10,425 and paid accounts payable of $7,956. This compared to the nine months ended July 31, 2013 when we incurred losses of $17,136 and increased our balance of accounts payable by $4,574.

Investing Activities

We neither generated funds, nor used funds, in investing activities during the nine months ended July 31, 2014 or 2013, respectively.

Financing Activities

During the nine months ended July 31, 2014 we received $17,540 by way of loan from our sole officer, director and principal shareholder compared to $3,576 during the nine months ended July 31, 2013.

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

Should the Company fail to raise capital through this offering and Mr. Kato is unwilling or unable to loan the Company funds to proceed with its plans the Company will have to cease all business activities until such time further funds are raised.  As the Company does not currently have enough cash to fund its business plan and may not have enough to pay all of its liabilities; if the Company is unable to raise funds from this offering it may be able to issue restricted common shares to its creditors to satisfy their debts. The Company would only offer its creditors shares to settle debt if unable to raise equity financing. The Company would not settle any related party debt with this type of share offering.  The Company's current debts are to its transfer agent, and EDGAR filer, there is no assurance that any of the Company's creditors would accept restricted shares from the company in exchange for their debts.

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

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended July 31, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company's internal controls over financial reporting were not effective as of July 31, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine months ended July 31, 2014 or 2013 and is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        No equity securities were sold during the three and nine months ended July 31, 2014.

            On July 22, 2013, the Company issued 206,000 shares of common stock at $0.02 per share for cash consideration of $4,120 pursuant to the Company's Registration Statement on the Form S-1/A filed with the Securities and Exchange Commission and declared effective June 13, 2013.

Item 3. Defaults Upon Senior Securities

No senior securities were issued or outstanding during the three and nine months ended July 31, 2014 or 2013.

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

Dated:  August 18, 2014