Form 10-K
period 2014-10-31
COLD CAM, INC.
filed 2014-12-19
CIK 1566561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 001-36128

COLD CAM, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-1504799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil,	04040-002
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   775-297-4412

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes []     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No []

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2014, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

10,206,000 as of December 19, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Cold Cam", "we," "us" or "our" are to Cold Cam Inc..

Item 1.     Business.

Business Development

Cold Cam, Inc. was incorporated in the State of Nevada on October 25, 2012 ("Inception") with a fiscal year ending October 31st. We intend to develop a camera system to be placed on the inside of the refrigerator door. It will take pictures of the contents every time the door closes. Those pictures will appear on a touch screen, which can be seen on the outside of the refrigerator door, eliminating the need to search for items or keep the refrigerator door open for prolonged periods of time. This touch screen would also allow the user to upload pictures, write notations or messages and have a calendar for daily or weekly reminders

We plan on generating revenue by licensing our product to refrigerator manufacturing companies. We expect to negotiate our compensation based on a percentage of the price of every refrigerator sold with our technology.

At this time, we have not developed our product or contacted any possible client or developer. The Company has not yet implemented its business model and to date, has generated no revenues.

Cold Cam has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Item 1A. Risk Factors.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our office is located at Rua Loefgreen 1654, ap.113 Sao Paulo, SP, Brazil, 04040-002, our telephone number is 775-297-4412 and our fax number is 775-546-6003. This is also the president's home address and he provides such space at no charge to the Company. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada 89703, telephone number (775) 882-1013. The Company does not own or rent any property.

Item 3. Legal Proceedings.

We were not subject to any legal proceedings during the fiscal year ended October 31, 2014, are not currently a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated by any party.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of October 31, 2014, the Company had 4 active shareholders of record and there were 10,206,000 shares of our common stock outstanding.

Dividend Policy

The Company has not paid cash dividends and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The Company's Board of Directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During our fiscal year ended October 31, 2014, the Company did not issue any unregistered Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

During our fiscal year ended October 31, 2014, we did not purchase any of our shares of common stock or other securities.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Cold Cam", "we," "us" or "our" are to Cold Cam, Inc.

Corporate Overview

Cold Cam, Inc. was incorporated in the State of Nevada on October 25, 2012 ("Inception") with a fiscal year ending October 31st. We intend to develop a camera system to be placed on the inside of the refrigerator door. It will take pictures of the contents every time the door closes. Those pictures will appear on a touch screen, which can be seen on the outside of the refrigerator door, eliminating the need to search for items or keep the refrigerator door open for prolonged periods of time. This touch screen would also allow the user to upload pictures, write notations or messages and have a calendar for daily or weekly reminders.

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

Cold Cam has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Plan of Operation

Over the 12 month period, provided we have raised enough funds, we expect to start generating revenue after completing the steps described below.

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

4. Office supplies and related costs (length 12 months): Funds to be used for office supplies, internet and telephone bills. We plan on reserving amounts to pay for office costs.

Results of Operations

The following summary of our results of operations, for year ended October 31, 2014 and 2013, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Years Ended
	October 31, 2014	October 31, 2013

REVENUE	$-	$-
OPERATING EXPENSES
Office and general	1,275	11,416
Professional fees	13,100	12,500
Total Operating Expenses	14,375	23,916
Loss before taxes	(14,375)	(23,916)
Provision for taxes	-	-
NET LOSS	$(14,375)	$(23,916)

Revenues

We did not recognize any revenues during the twelve month periods ended October 31, 2014 and 2013 as we have not commenced operations at this time.

Operating Expenses

We incurred $14,375 in operating expenses during the year ended October 31, 2014 compared to $23,916 during the year ended October 31, 2013. The higher expenses in 2013 were associated with the filing of the Company's S-1.

Net Loss

We incurred a net loss of $14,375 during the year ended October 31, 2014, compared to $23,916 during the year ended October 31, 2013. The difference is due to the same factors described above.

Liquidity and Financial Condition

The following table provides selected financial data about our Company for the year ended October 31, 2014 and 2013.

Balance Sheet Date	October 31, 2014	October 31, 2013

Cash	$-	$841
Total Assets	$-	$841
Total Liabilities	$26,888	$13,354
Stockholders' Deficit	$(26,888)	$(12,513)

We do not have sufficient funds for any our business development over the next 12 months.

Working Capital
	October 31,		(Decrease)/
	2014	2013	Increase
Current Assets	$-	$841	$(841)
Current Liabilities	26,888	13,354	13,534
Capital Deficiency	$(26,888)	$(12,513)	$(14,375)

Cash Flows	Year Ended	Year Ended
	October 31, 2014	October 31, 2014

Net cash used in operating activities	$(18,831)	$(16,305)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	17,990	8,146
Net decrease in cash and cash equivalents	$(841)	$(8,159)

Cash Flow from Operating Activities

During the year ended October 31, 2014, our Company used $18,831 in cash from operating activities compared to the use of $16,305 of cash for operating activities during the period ended October 31, 2013. The increase in cash used for operating activities was primarily attributed to prior year accounts payable and accrued liabilities paid during the year ended October 31, 2014.

Cash Flow from Investing Activities

During the twelve month periods ended October 31, 2014 and 2013, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended October, 2014, the Company received $17,990 by way of a non-interest bearing, demand loan from an officer, compared to $4,120 proceeds received from the issuance of common shares to unaffiliated investors and $4,029 non-interest bearing demand loan received from an officer during the year ended October 31, 2013.

We had no material commitments for capital expenditures as at October 31, 2014, and 2013.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at October 31, 2014, that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors' report on our October 31, 2014, and 2013 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See "October 31, 2014 Audited Financial Statements – Report of Independent Registered Accounting Firm."

If Cold Cam is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in the Company having to seek capital from other sources such as debt financing, which may be available. However, if such financing were available, because Cold Cam is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Cold Cam common stock would lose all of their investment.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,000 over this same period. Our sole officer and director, Yonekatsu Kato, has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

 Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cold Cam, Inc.
Sao Paulo, SP,
Brasil, 04040-002

We have audited the accompanying balance sheets of Cold Cam, Inc.  as of October 31, 2014 and 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cold Cam, Inc. as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Arvada, Colorado
December 19, 2014
Cutler & Co. LLC

COLD CAM, INC.
BALANCE SHEETS

	October 31,	October 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$841
TOTAL CURRENT ASSETS	-	841

TOTAL ASSETS	$-	$841

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,905	$8,361
Loans from related party	22,983	4,993
TOTAL CURRENT LIABILITIES	26,888	13,354

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Authorized
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding, as at October31, 2014 and October 31, 2013	10,206	10,206
Additional paid in capital	3,914	3,914
Accumulated deficit	(41,008)	(26,633)
TOTAL STOCKHOLDERS' DEFICIT	(26,888)	(12,513)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$841

The accompanying notes are an integral part of these audited financial statements

COLD CAM, INC.
STATEMENTS OF OPERATIONS

	October 31,	October 31,
	2014	2013

REVENUE	$-	$-

OPERATING EXPENSES

Office and general	1,275	11,416
Professional fees	13,100	12,500
Total Operating Expenses	14,375	23,916

Loss before taxes	(14,375)	(23,916)

Provision for taxes	-	-

NET LOSS	$(14,375)	$(23,916)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,057,567

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these audited financial statements

COLD CAM, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, October 31, 2012	10,000,000	$10,000	$	$(2,717)	$7,283

Common shares issued for cash, at $0.02
per share on July 22, 2013	206,000	206	3,914	-	4,120

Net loss for the year	-	-	-	(23,916)	(23,916)

Balance, October 31, 2013	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss for the year	-	-	-	(14,375)	(14,375)

Balance, October 31, 2014	10,206,000	$10,206	$3,914	$(41,008)	$(26,888)

The accompanying notes are an integral part of these audited financial statements

COLD CAM, INC.
STATEMENTS OF CASH FLOWS

	October 31,	October 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(14,375)	$(23,916)
Adjustment to reconcile net loss to net cash used in operating activities	-	-
Changes in operating assets and liabilities:
Accounts payable and accruals	(4,456)	7,611
NET CASH USED IN OPERATING ACTIVITIES	(18,831)	(16,305)

INVESTING ACTIVITIES	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	4,120
Loan from related party	17,990	4,026
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,990	8,146

NET DECREASE IN CASH AND CASH EQUIVALENTS	(841)	(8,159)

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	841	9,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$841

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

COLD CAM, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

NOTE 1 – NATURE OF OPERATIONS

Cold Cam, Inc. ("Cold Cam", "the Company", "we", "us" or "our") was incorporated in the State of Nevada on October 25, 2012 ("Inception"). The Company intends to develop a camera system to be placed on the inside of refrigerator doors.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

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

Development Stage Entity
The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of its Inception (October 25, 2012) as a development stage company Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (October 25, 2012) have been considered as part of the Company's development stage activities.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Fair Value of Financial Instruments
FASB ASC 820-10 "Fair Value Measurements and Disclosures" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.
Level 3	Inputs that are both significant to the fair value measurement and unobservable.

The Company's financial instruments consist of Cash and cash equivalents, accounts payable and accrued liabilities and amounts due to its sole officer, director and major stockholder. The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

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

Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the years ended October 31, 2014, or 2013.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with ASC-260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potential dilutive debt or equity instruments issued and outstanding during years ended October 31, 2014 or 2013 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at October 31, 2014, the Company has a working capital deficit of $26,888, an accumulated deficit of $41,008. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As at October 31, 2014 and 2013, the Company had 10,206,000 shares of common stock issued and outstanding and the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of October 31, 2014, the Company's shareholder has advanced to the Company an amount of $22,983 by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

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

The provision for refundable federal income tax at 35% consists of the following for the periods ending:

	Year ended October 31, 2014	Year ended October 31, 2013
Federal income tax benefit attributed to:
Net operating loss	$5,031	$8,371
Less: Valuation allowance	(5,031)	(8,371)
Net benefit	$-	$-

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of October 31, 2014 and 2013 are as follows:

	October 31, 2014	October 31, 2013
Net operating loss carried forward	$41,008	$26,633
Effective tax rate	35%	35%
Deferred tax assets	14,353	9,322
Less: Valuation allowance	(14,353)	(9,322)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire from 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Litigation

We were not subject to any legal proceedings during the twelve months ended October 31, 2014 and 2013 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of October 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of October 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended October 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company's current Audit Committee consists of our sole officer and director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Position Held with the Company	Age
Yonekatsu Kato	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors	66

Business Experience
Mr. Yonekatsu Kato currently manages a seafood store in Sao Paulo, Brazil since 2011. He had worked as an equipment and circuits technician for Toshiba in Japan from 1993 to March 2010, and from 1998 to March 2010, he became Toshiba's general manager for the electronic equipment and wire and circuit assembly lines.

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

Significant Employees and Employment Agreements

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relationships

There are no family relationships among the Directors and Officers of Cold Cam, Inc.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of only one member, Yonekatsu Kato. The Board held no formal meetings during the year ended October 31, 2014. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As at October 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended October 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended October 31, 2014.

Option Exercises and Stock Vested

During our Fiscal year ended October 31, 2014, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 22, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Yonekatsu Kato, Rua Loefgreen 1654, ap 113 Sao Paulo, SP, Brasil, 04040-002	10,000,000 common shares Direct ownership	98%
Directors and Executive Officers as a Group(1)(1 individual )	10,000,000 common shares	98%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 19, 2014. As of December 19, 2014, there were 10,206,000 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On January 31, 2013, we issued a total of 10,000,000 shares of common stock to Mr. Yonekatsu Kato, our sole officer and director, for total cash consideration of $10,000. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

Shareholder loan

As at October 31, 2014, the Company owed $22,983 to Mr. Yonekatsu Kato.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2014	Year Ended October 31, 2013
Audit Fees (1)	$7,750	$3,250
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$7,750	$3,250

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation of Cold Cam, Inc.	S-1	3.1	01/25/2013

3.2	By-Laws of Registrant.	S-1	3.2	01/25/2013

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

COLD CAM, INC.
(Registrant)

Dated: December 19, 2014	/s/ Yonekatsu Kato
Yonekatsu Kato
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: December 19, 2014	/s/ Yonekatsu Kato
Yonekatsu Kato
President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director