Form 10-Q
period 2015-01-31
COLD CAM, INC.
filed 2015-03-09
CIK 1566561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number: 001-36128

COLD CAM, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1504799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 701, 7th Floor, Silvercord Tower 2 30 Canton Road, Tsim Sha Tsui, Hong Kong
(Address of principal executive offices) (Zip Code)

852 2162 7495
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

Yes [X] No [ ]
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
Yes [X] No [ ]
The number of shares outstanding of the Registrant's Common Stock as of March 9, 2015 was 10,206,000 shares of common stock.

COLD CAM, INC.
QUARTERLY REPORT

PART I – FINANCIAL INFORMATION
Item 1                  Financial Statements
The condensed unaudited financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

COLD CAM, INC.

CONDENSED FINANCIAL STATEMENTS

For the Three Month Periods Ended January 31, 2015 and 2014

(Unaudited)

CONDENSED BALANCE SHEETS	5

CONDENSED STATEMENTS OF OPERATIONS	6

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT	7

CONDENSED STATEMENTS OF CASH FLOWS	8

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	9

COLD CAM, INC.
CONDENSED BALANCE SHEETS

	January 31,	October 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$3,905
Loans from related party	-	22,983
TOTAL CURRENT LIABILITIES	-	26,888

TOTAL LIABILITIES	-	26,888

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding, as at January 31, 2015 (Unaudited) and October 31, 2014	10,206	10,206
Additional paid in capital	37,563	3,914
Accumulated deficit	(47,769)	(41,008)
TOTAL STOCKHOLDERS' DEFICIT	-	(26,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

COLD CAM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended	Three months ended
	January 31,	January 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES

Office and general	11	720
Professional fees	6,750	4,000
Total Operating Expenses	6,761	4,720

LOSS BEFORE TAXES	(6,761)	(4,720)

Provision for taxes	-	-

NET LOSS	$(6,761)	$(4,720)

LOSS PER COMMON SHARE
- BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, October 31, 2013	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss for the year	-	-	-	(14,375)	(14,375)

Balance, October 31, 2014 (audited)	10,206,000	10,206	3,914	(41,008)	(26,888)

Loan forgiveness by previous shareholder	-	-	33,649	-	33,649

Net loss for the period	.	-	-	(6,761)	(6,761)

Balance, January 31, 2015 (Unaudited)	10,206,000	$10,206	$37,563	$(47,769)	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	January 31,	January 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(6,761)	$(4,720)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,905)	(7,011)
NET CASH USED IN OPERATING ACTIVITIES	(10,666)	(11,731)

INVESTING ACTIVITIES
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loan from related party	10,666	11,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,666	11,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(241)

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	-	841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$600

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$33,649	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

COLD CAM, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three month periods ended January 31, 2015 and 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Cold Cam, Inc. ("Cold Cam", the "Company") was incorporated in the State of Nevada on October 25, 2012 ("Inception") and originally intended to develop a camera system to be placed on the inside of refrigerator doors. On January 31, 2015, the Company's former sole officer, who owned 98% of the Company's outstanding common shares, sold all his common shares to un-related investors. After change of control, the Company now intends to develop stem cell banking cryopreserved in Far East Asia and anticipates that the major customers will be from China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

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

While management of the Company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2014 filed on Form 10-K on December 19, 2014.

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

The Company's financial instruments have consisted of accounts payable and accrued liabilities and amounts due to related party. The fair value of the Company's financial instruments approximates their carrying value because of the short maturity of these instruments.

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

Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the three months ended January 31, 2015 or 2014.

Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Income Taxes (continued)
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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potential dilutive debt or equity instruments issued and outstanding during the three months ended January 31, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at January 31, 2015, the Company has working capital of $0 and an accumulated deficit of $47,769. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - STOCKHOLDERS' DEFICIT

Preferred Stock

No preferred shares have been authorized or issued since Inception (October 25, 2012).

Common Stock

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

No shares were issued during the three months ended January 31, 2015 or 2014.

The Company had 10,206,000 shares of common stock issued and outstanding as of January 31, 2015 and October 31, 2014.

Additional Paid in Capital

During October 25, 2012 (inception) to October 31, 2014, the Company's former sole officer advanced to the Company an amount of $22,983 by the way of loan. During the three months ended January 31, 2015, this officer advanced another $10,666 to the Company to fund the Company's operating expenses. The loan is non-interest bearing, due upon demand and unsecured. On January 31, 2015, the $33,649 loan was forgiven in full by the former officer and the gain on the settlement of this liability was recorded as additional paid-in capital.

Stock Options or Stock Based Compensation

As at January 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During October 25, 2012 (inception) to October 31, 2014, the Company's former sole officer advanced to the Company an amount of $22,983 by the way of loan. During the three months ended January 31, 2015, this officer advanced another $10,666 to the Company to fund the Company's operating expenses. The loan is non-interest bearing, due upon demand and unsecured. On January 31, 2015, the $33,649 loan was forgiven in full by the former officer and the gain on the settlement of this liability was recorded as additional paid-in capital.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
Our condensed unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.
Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to shares of our common stock.
As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Cold Cam, Inc., unless otherwise indicated.
Company History
Cold Cam, Inc. was incorporated in the State of Nevada on October 25, 2012 and originally intended to develop a camera system to be placed on the inside of refrigerator doors.
On January 31, 2015, Yonekatsu Kato, formerly our company's sole officer and director, entered into a stock purchase agreement, pursuant to which he sold all of his 10,000,000 shares of our company's common stock (98% of our company's total outstanding common shares) to Magicstem Development Limited, a Seychelles corporation ("Magicstem Development"), in a private transaction, for an aggregate purchase price of $50,000. The funds used for this share purchase were Magicstem Development's funds. Magicstem Development now owns 98% of our company's issued and outstanding shares of common stock. The closing of share purchase agreement created a change of control of our company. As a result of the change of control, and the change in our management as noted herein, our company now intends to investigate additional opportunities in an effort to enhance shareholder value.  Those efforts are initially anticipated to focus on the development of stem cell banking cryopreserved in Far East Asia area, with the expectation that majority of any customers would come from China.
On January 31, 2015, our board of directors accepted the resignation of Yonekatsu Kato as our president, chief executive officer, chief financial officer, treasurer, secretary and director.

The resignation of Yonekatsu Kato was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.
On January 31, 2015, we appointed Chi Man Ng as president, chief executive officer and director; Ka Sing Edmund Yeung as chief financial officer, treasurer, secretary and director; and Guosheng Hu as chief technology officer and director of our company.
At this time, we have not developed our product or contacted any possible client or developer. Our company has not yet implemented its business model and to date, has generated no revenues.
Results of Operations for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014
	Three Months ended January 31, 2015	Three Months ended January 31, 2014
Revenue	$-	$-

Office and general	11	720
Professional fees	6,750	4,000
Net Loss	$(6,761)	$(4,720)
Revenue
We recognized no revenues in the three months ended January 31, 2015 or 2014 as we have not yet commenced operations.
Operating Expenses
During the three months ended January 31, 2015, we incurred operating expenses of $6,761 compared to $4,720 in the three months ended January 31, 2014, an increase of $2,041. The majority of our expenses were related to ongoing regulatory costs.
Net Losses
During the three months ended January 31, 2015, we incurred losses of $6,761 compared to $4,720 in the three months ended January 31, 2015, an increase of $2,041 due to the factors discussed above.
Liquidity and Capital Resources
Working Capital
	As at January 31, 2015	As at October 31, 2014
Current Assets	$-	$-
Current Liabilities	-	26,888
Working Capital (Deficiency)	$-	$(26,888)

Cash Flows
	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014
Net cash used in operating activities	$(10,666)	$(11,731)
Net cash used in investing activities	-	-
Net cash provided by financing activities	10,666	11,490
Net increase (decrease) in cash	$-	$(241)
As at January 31, 2015, we had $0 in cash, and liabilities of $0 compared to $0 cash and $26,888 liabilities as at October 31, 2014. The decrease in our working capital deficiency arose due to the forgiveness of a loan to us by our former sole officer, partially offset by operating expenses incurred in the period.
Cash Flow from Operating Activities
During the three months ended January 31, 2015, we used $10,666 in our operating activities compared to $11,731 during the three months ended January 31, 2014. During the three months ended January 31, 2015, we incurred a net loss of $6,761 and paid accounts payable of $3,905. This is compared to the three months ended January 31, 2014 when we incurred losses of $4,720 and paid accounts payable of $7,011.
Cash Flow from Investing Activities
We neither generated funds, nor used funds, in investing activities during the three months ended January 31, 2015 or 2014, respectively.
Cash Flow from Financing Activities
During the three months ended January 31, 2015, we received $10,666 by way of loan from our former sole officer compared to $11,490 during the three months ended January 31, 2014.
Going Concern
Our financial statements for the three month period ended January 31, 2015 have been prepared on a going concern basis and contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We not generated revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.
If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Future Financings
If our company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, our company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in our company having to seek capital from other sources such as debt financing, which may be available. However, if such financing were available, because we have no operations to date, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If our company cannot raise additional proceeds via a private placement of its common stock or secure debt financing we would be required to cease business operations. As a result, investors in our company's common stock would lose all of their investment.
As of the date of this Report, the current funds available to our company will not be sufficient to continue operations. The cost to establish our company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,000 over this same period, not taking into account any additional funds that may be required for the acquisition or commencement of a stem cell banking business. Our officers and directors have undertaken to provide our company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if our company cannot raise sufficient revenues or maintain its reporting status with the Securities and Exchange Commission ("SEC") we will have to cease all efforts directed towards our company.  As such, any investment previously made would be lost in its entirety.
Plan of Operation
As a result of the change of control, and the change in our management as noted herein, our company now intends to investigate additional opportunities in an effort to enhance shareholder value.  Those efforts are initially anticipated to focus on the development of stem cell banking cryopreserved in Far East Asia area, with the expectation that majority of any customers would come from China.
In order to pursue this initiative, we anticipate that our cash requirements for the next twelve months shall consist of:
Description	Estimated Expenses ($)
Legal and accounting fees	30,000
Management and operating costs	30,000
Salaries and consulting fees	20,000
General and administrative expenses	20,000
Total	100,000
Off Balance Sheet Arrangement
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of our company and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X and are presented in US dollars. Our company has adopted an October 31 fiscal year end.
Cash and Cash Equivalents
Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
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
Our company's financial instruments formerly consisted of accounts payable and accrued liabilities and amounts due to related party. The fair value of our company's financial instruments approximates their carrying value because of the short maturity of these instruments.

Property
Our company does not own or rent any property.  The office space is provided by the president at no charge.
Revenue Recognition
Our company will recognize revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Our company will defer any revenue for which the product has not been delivered or is subject to refund until such time that our company and the customer jointly determine that the product has been delivered or no refund will be required.
Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the three months ended January 31, 2015 or 2014.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Our company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Accounting for Income Taxes".  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, our company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. Our company is subject to taxation in the United States. All of our company's tax years are subject to examination by Federal and state jurisdictions.
Our company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.
Basic and Diluted Net Loss per Share
Our company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Our company had no potential dilutive debt or equity instruments issued and outstanding during the three months ended January 31, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
Our company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.
Item 3.                  Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company", we are not required to provide the information required by this Item.
Item 4.                  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.
As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1.                  Legal Proceedings
We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.
Item 1A.                          Risk Factors
As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds
No sales of unregistered equity securities were completed during the three month periods ended January 31, 2015 or 2014.
Item 3.                  Defaults Upon Senior Securities
No senior debt was issued or outstanding during the three month periods ended January 31, 2015 or 2014.
Item 4.                  Mining Safety Disclosures
Not applicable to our company.
Item 5.                  Other Information

On January 31, 2015, Yonekatsu Kato, formerly our company's sole officer and director, entered into a stock purchase agreement, pursuant to which he sold all of his 10,000,000 shares of our company's common stock (98% of our company's total outstanding common shares) to Magicstem Development Limited, a Seychelles corporation ("Magicstem Development"), in a private transaction, for an aggregate purchase price of $50,000. The funds used for this share purchase were Magicstem Development's funds. Magicstem Development now owns 98% of our company's issued and outstanding shares of common stock. The closing of share purchase agreement created a change of control of our company. As a result of the change of control, and the change in our management as noted herein, our company now intends to investigate additional opportunities in an effort to enhance shareholder value.  Those efforts are initially anticipated to focus on the development of stem cell banking cryopreserved in Far East Asia area, with the expectation that majority of any customers would come from China.
On January 31, 2015, our board of directors accepted the resignation of Yonekatsu Kato as our president, chief executive officer, chief financial officer, treasurer, secretary and director.
The resignation of Yonekatsu Kato was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.
On January 31, 2015, we appointed Chi Man Ng as president, chief executive officer and director; Ka Sing Edmund Yeung as chief financial officer, treasurer, secretary and director; and Guosheng Hu as chief technology officer and director of our company.
Item 6.                  Exhibits
Exhibit No.	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation ( Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2013)
3.2	By-Laws ( Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
10.1 LAB	XBRL Taxonomy Extension Label Linkbase
10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase
10.1 INS	XBRL Instance Document
10.1 SCH	XBRL Taxonomy Extension Schem
10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase
10.1 DEF	XBRL Taxonomy Extension Definition Linkbase

*   Filed herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COLD CAM, INC.
(Registrant)

Date: March 9, 2015	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date:March 9, 2015		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)