Form 10-Q
period 2015-04-30
MAGICSTEM GROUP CORP.
filed 2015-06-05
CIK 1566561

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	001-36128

Magicstem Group Corp
(Exact name of registrant as specified in its charter)

Nevada			46-1504799
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Yes |X| No |_|
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as of June 1, 2015 was 10,206,000 shares of common stock.

Magicstem Group Corp.,
fka COLD CAM, INC.
QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1                  Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

Magicstem Group Corp.,
fka COLD CAM, INC.

CONDENSED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended April 30, 2015 and 2014

(Unaudited)

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENTS OF OPERATIONS	5

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT	6

CONDENSED STATEMENTS OF CASH FLOWS	7

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS	8

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED BALANCE SHEETS

	April 30,	October 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,120	$3,905
Loan from related party	10,173	22,983
TOTAL CURRENT LIABILITIES	25,293	26,888

TOTAL LIABILITIES	25,293	26,888

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding, as at April 30, 2015 (Unaudited) and October 31, 2014	10,206	10,206
Additional paid in capital	37,563	3,914
Accumulated deficit	(73,062)	(41,008)
TOTAL STOCKHOLDERS' DEFICIT	(25,293)	(26,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	April 30,		April 30,
	2015	2,014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Office and general	14,369	405	14,380	1,125
Professional fees	10,924	1,500	17,674	5,500
Total Operating Expenses	25,293	1,905	32,054	6,625

LOSS BEFORE TAXES	(25,293)	(1,905)	(32,054)	(6,625)

Provision for taxes	-	-	-	-

NET LOSS	$(25,293)	$(1,905)	$(32,054)	$(6,625)

LOSS PER COMMON SHARE
- BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000	10,206,000	10,206,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, October 31, 2013	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss for the year	-	-	-	(14,375)	(14,375)

Balance, October 31, 2014 (audited)	10,206,000	10,206	3,914	(41,008)	(26,888)

Loan forgiveness by previous shareholder	-	-	33,649	-	33,649

Net loss for the period	.	-	-	(32,054)	(32,054)

Balance, April 30, 2015 (Unaudited)	10,206,000	$10,206	$37,563	$(73,062)	$(25,293)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	April 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(32,054)	$(6,625)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,215	(7,956)
NET CASH USED IN OPERATING ACTIVITIES	(20,839)	(14,581)

INVESTING ACTIVITIES	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loan from related party	20,839	13,740
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,839	13,740

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(841)

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	-	841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$33,649	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
Fka COLD CAM, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and six month periodsended April 30, 2015 and 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Cold Cam, Inc. ("Cold Cam", the "Company") was incorporated in the State of Nevada on October 25, 2012 ("Inception") and originally intended to develop a camera system to be placed on the inside of refrigerator doors. On January 31, 2015, the Company's former sole officer, who owned 98% of the Company's outstanding common shares, sold all his common shares to un-related investors. After change of control, the Company now intends to develop stem cell cryo-preserved banking and anticipates that the primary customers will be from China.

On April 1, 2015, the Company's board of directors approved an agreement and plan of merger to merge with its wholly-owned subsidiary Magicstem Group Corp., a Nevada corporation, to effect a name change from Cold Cam, Inc. to Magicstem Group Corp.  The Company remains as the surviving company. Magicstem Group Corp. was formed on October 25, 2012.

The name change was approved by the Financial Industry Regulatory Authority (FINRA) for filing with an effective date of May 4, 2015 and became effective with the OTC Markets at the opening of trading on May 4, 2015 under the symbol "MGGI".

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

The Company's financial instruments consist of accounts payable and accrued liabilities and amounts due to related party. The fair value of the Company's financial instruments approximates their carrying value because of the short maturity of these instruments.

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

Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the three and six months ended April 30, 2015 or 2014.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and six months ended April 30, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at April 30, 2015, the Company had working capital deficiency of $25,293 and an accumulated deficit of $73,062. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

No shares were issued during the three and six months ended April 30, 2015 and 2014.

As at April 30, 2015 and October 31, 2014, the Company had 10,206,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During October 25, 2012 (inception) to October 31, 2014, the Company's former sole officer advanced to the Company an amount of $22,983 by the way of loan. During the three months ended January 31, 2015, this officer advanced another $10,666 to the Company to cover the Company's operating expenses. The loan was non-interest bearing, due upon demand and unsecured. On January 31, 2015, the $33,649 loan was forgiven in full by the former officer and the gain on the settlement of this liability was recorded as additional paid-in capital.

Stock Options or Stock Based Compensation

As at April 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

During October 25, 2012 (inception) to October 31, 2014, the Company's former sole officer advanced to the Company an amount of $22,983 by the way of loan. During the three months ended January 31, 2015, this officer advanced another $10,666 to the Company to cover the Company's operating expenses. The loan was non-interest bearing, due upon demand and unsecured. On January 31, 2015, the $33,649 loan was forgiven in full by the former officer and the gain on the settlement of this liability was recorded as additional paid-in capital.

During the three months ended April 30, 2015, the Company's current president, chief executive officer and director advanced to the Company an amount of $10,173 by the way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

The Company's name change from Cold Cam, Inc. to Magicstem Group Corp was approved by the Financial Industry Regulatory Authority (FINRA) for filing with an effective date of May 4, 2015 and became effective with the OTC Markets at the opening of trading on May 4, 2015 under the symbol "MGGI".

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure other than as set out above.

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

As used in this quarterly report, the terms "we", "us", "our" and "our Company" mean Magicstem Group Corp., unless otherwise indicated.

Company History

Cold Cam, Inc. was incorporated in the State of Nevada on October 25, 2012 and originally intended to develop a camera system to be placed on the inside of refrigerator doors.

On January 31, 2015, Yonekatsu Kato, formerly our Company's sole officer and director, entered into a stock purchase agreement, pursuant to which he sold all of his 10,000,000 shares of our Company's common stock(98% of our Company's total outstanding common shares) to Magicstem Development Limited, a Seychelles corporation ("Magicstem Development") ultimately owned by Chi Man Ng, in a private transaction, for an aggregate purchase price of $50,000. The funds used for this share purchase were Magicstem Development's funds. Magicstem Development now owns 98% of our Company's issued and outstanding shares of common stock. The closing of the share purchase agreement created a change of control of our Company. As a result of the change of control, and the change in our management as noted herein, our Company now intends to investigate additional opportunities in an effort to enhance shareholder value. Those efforts are initially anticipated to focus on the development of stem cell cryo-preserved banking in Asia, with the expectation that primary customers would come from China.

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

On April 1, 2015, the Company's board of directors approved an agreement and plan of merger to merge with its wholly-owned subsidiary Magicstem Group Corp., a Nevada corporation, to effect a name change from Cold Cam, Inc. to Magicstem Group Corp.  the Company remains as the surviving company. Magicstem Group Corp. was formedOctober 25, 2012.

The name change was approved by the Financial Industry Regulatory Authority (FINRA) for filing with an effective date of May 4, 2015 and became effective with the OTC Markets at the opening of trading on May 4, 2015 under the symbol "MGGI".

At this time, we have not developed our product or contacted any possible client or developer. Our Company has not yet implemented its business model and to date, has generated no revenues.

Results of Operationsfor the ThreeMonths Ended April 30, 2015 Compared to the ThreeMonths Ended April 30, 2014

	Three months ended
	April 30,
	2015	2,014

REVENUE	$-	$-

Office and general	14,369	405
Professional fees	10,924	1,500

NET LOSS	$(25,293)	$(1,905)

Revenue

We recognized no revenues in the three months ended April 30, 2015or 2014 as we have not yet commenced operations.

Operating Expenses

During the three months ended April 30, 2015, we incurred operating expenses of $25,293 compared to $1,905 in the three months ended April 30, 2014, an increase of $23,388.  The increase in professional fees was related to ongoing regulatory costs and the increase in office, general & administrative expenses was related to the OTCQB application and annual fee as well as the various costs associated with the name change.

Net Losses

During the three months ended April 30, 2015, we incurred losses of $25,293 compared to $1,905 in the three months ended April 30, 2014, an increase of $23,388 due to the factors discussed above.

Results of Operations for the Six Months Ended April 30, 2015 Compared to the Six Months Ended April 30, 2014

	Six months ended
	April 30,
	2015	2014

REVENUE	$-	$-

Office and general	14,380	1,125
Professional fees	17,674	5,500

NET LOSS	$(32,054)	$(6,625)

Revenue

We recognized no revenues in the six months ended April 30, 2015 or 2014 as we have not yet commenced operations.

Operating Expenses

During the six months ended April 30, 2015, we incurred operating expenses of $32,054 compared to $6,625 in the six months ended April 30, 2014, an increase of $25,429. The increase in professional fees was related to ongoing regulatory costs and the increase in office, general & administrative expenses was related to the OTCQB application and annual fee as well as the various costs associated with the name change.

Net Losses

During the six months ended April 30, 2015, we incurred losses of $32,054 compared to $6,625 in the six months ended April 30, 2014, an increase of $25,429 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital
	As at April 30, 2015	As at October 31, 2014
Current Assets	$-	$-
Current Liabilities	25,293	26,888
Working Capital (Deficiency)	$(25,293)	$(26,888)

Cash Flows
	Six Months Ended April 30, 2015	Six Months Ended April 30, 2014
Net cash used in operating activities	$(20,839)	$(14,581)
Net cash used in investing activities	-	-
Net cash provided by financing activities	20,839	13,740
Net increase (decrease) in cash	$-	$(841)

As at April 30, 2015, we had $0 in cash, and liabilities of $25,293 compared to $0 cash and $26,888 liabilities as at October 31, 2014. The decrease in our working capital deficiency arose due to the forgiveness of a loan to us by our former sole officer, partially offset by operating expenses incurred in the period.

Cash Flow from Operating Activities

During the six months ended April 30, 2015, we used $20,839 in our operating activities compared to $14,581 during the six months ended April 30, 2014. During the six months ended April 30, 2015 we incurred losses of $32,054 which were partially offset for cash flow purposes by an increase in accounts payable and accrued expenses of $11,215. By comparison, during the six months ended April 30, 2014 we only incurred losses of $6,625 but reduced our balance of accounts payable and accrued expenses by $7,956.

Cash Flow from Investing Activities

We neither generated funds, nor used funds, in investing activities during the six months ended April 30, 2015 or 2014, respectively.

Cash Flow from Financing Activities

During the six months ended April 30, 2015, we received $10,666 loan from our former sole officer and $10,173 loan from our current sole officer, compared to $13,740 by way of loan from our former sole officer during the six months ended April 30, 2014. The increase in cash flow from financing activities in 2015 reflected our need to fund the increased cash flow used in operating activities in 2015 as compared to 2014 as described above.

Going Concern

Our financial statements for the six month period ended April 30, 2015 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

As of the date of this Report, the current funds available to our company will not be sufficient to continue operations. The cost to establish our Company and begin operations is estimated to be approximately $100,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $8,000 over this same period, not taking into account any additional funds that may be required for the acquisition or commencement of a stem cell banking business. Our officers and directors have undertaken to provide our Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if our Company cannot raise sufficient revenues or maintain its reporting status with the Securities and Exchange Commission ("SEC")we will have to cease all efforts directed towards our Company.  As such, any investment previously made would be lost in its entirety.

Plan of Operation

As a result of the change of control, and the change in our management as noted herein, our Company now intends to investigate additional opportunities in an effort to enhance shareholder value.  Those efforts are initially anticipated to focus on the development of stem cell banking cryopreserved in Asia, with the expectation that primary customers would come from China.

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

The Company's financial instruments consist of accounts payable and accrued liabilities and amounts due to related party. The fair value of the Company's financial instruments approximates their carrying value because of the short maturity of these instruments.

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

Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the three and six months ended April 30, 2015 or 2014.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and six months ended April 30, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended April 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II–OTHER INFORMATION
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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities were completed during the three and month periods ended April 30, 2015 or 2014.

Item 3.                  Defaults Upon Senior Securities

No senior debt was issued or outstanding during the three and six month periods ended April 30, 2015 or 2014.

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

Magicstem Group Corp fka COLD CAM, INC.
(Registrant)
Date: June 4, 2015	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: June 4, 2015		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)