Form 10-Q
period 2015-07-31
MAGICSTEM GROUP CORP.
filed 2015-09-15
CIK 1566561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			______to______
Commission File Number			001-36128
Magicstem Group Corp.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)		46-1504799 (IRS Employer Identification No.)
Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui, Hong Kong
(Address of principal executive offices)		(Zip Code)
852 2871 8000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

			[X]	YES	[ ]	NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ]		(Do not check if a smaller reporting company)	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
			[X]	YES	[ ]	NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

			[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
10,206,000 common shares issued and outstanding as of September 14, 2015.

PART I – FINANCIAL INFORMATION

Item 1                  Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") and are expressed in U.S. dollars.

Magicstem Group Corp.,
fka COLD CAM, INC.

CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended July 31, 2015 and 2014
(Unaudited)

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$19,143	$-
Prepaid expense	8,333	-
TOTAL CURRENT ASSETS	27,476	-

TOTAL ASSETS	$27,476	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$320	$3,905
Loan from related party	59,727	22,983
TOTAL CURRENT LIABILITIES	60,047	26,888

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized;10,206,000 shares issued and outstanding, as at July 31, 2015 (Unaudited) and October 31, 2014	10,206	10,206
Additional paid in capital	37,563	3,914
Accumulated deficit	(80,340)	(41,008)
TOTAL STOCKHOLDERS' DEFICIT	(32,571)	(26,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,476	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	July 31,		July 31,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Office and general	(8,333)	-	6,047	1,125
Professional fees	15,611	3,800	33,285	9,300
Total Operating Expenses	7,278	3,800	39,332	10,425

LOSS BEFORE TAXES	(7,278)	(3,800)	(39,332)	(10,425)

Provision for taxes	-	-	-	-

NET LOSS	$(7,278)	$(3,800)	$(39,332)	$(10,425)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000	10,206,000	10,206,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, October 31, 2013 (audited)	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss for the year	-	-	-	(14,375)	(14,375)

Balance, October 31, 2014 (audited)	10,206,000	10,206	3,914	(41,008)	(26,888)

Loan forgiveness by previous shareholder	-	-	33,649	-	33,649

Net loss for the period	-	-	-	(39,332)	(39,332)

Balance, July 31, 2015 (Unaudited)	10,206,000	$10,206	$37,563	$(80,340)	$(32,571)

The accompanying notes are an integral part of these condensed unaudited financial statements

Magicstem Group Corp.,
fka COLD CAM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	July 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(39,332)	$(10,425)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(8,333)	-
Accounts payable and accrued liabilities	(3,585)	(7,956)
NET CASH USED IN OPERATING ACTIVITIES	(51,250)	(18,381)

INVESTING ACTIVITIES
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loan from related party	70,393	17,540
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,393	17,540

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,143	(841)

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	-	841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,143	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$33,649	$-

The accompanying notes are an integral part of these condensed unaudited financial statements

Magicstem Group Corp.,
fka COLD CAM, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three and nine month periods ended July 31, 2015 and 2014
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Magicstem Group Corp. ("Magicstem", the "Company") was incorporated in the State of Nevada on October 25, 2012 ("Inception") under the name Cold Cam, Inc. ("Cold Cam") and originally intended to develop a camera system to be placed on the inside of refrigerator doors. On January 31, 2015, the Company's former sole officer, who owned 98% of the Company's outstanding common shares, sold all his common shares to un-related investors. After this change of control, the Company now intends to develop stem cell cryo-preserved banking and anticipates that the primary customers will be from China.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

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

The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities and amounts due to related party. The fair value of the Company's financial instruments approximates their carrying value because of the short maturity of these instruments.

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

Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the three and nine months ended July 31, 2015 or 2014.

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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with "ASC-260", "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and nine months ended July 31, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements
The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at July 31, 2015, the Company had working capital deficiency of $32,571 and an accumulated deficit of $80,340. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

No shares were issued during the three and nine months ended July 31, 2015 and 2014.

As at July 31, 2015 and October 31, 2014, the Company had 10,206,000 shares of common stock issued and outstanding.

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

Stock Options or Stock Based Compensation

As at July 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

During October 25, 2012 (inception) to October 31, 2014, the Company's former sole officer advanced to the Company an amount of $22,983 by the way of loan. During the three months ended January 31, 2015, this former officer advanced another $10,666 to the Company to cover the Company's operating expenses. The loan was non-interest bearing, due upon demand and unsecured. On January 31, 2015, the $33,649 loan was forgiven in full by the former officer and the gain on the settlement of this liability was recorded as additional paid-in capital.

During the nine months ended July 31, 2015, the Company's current president, chief executive officer and director advanced to the Company an amount of $59,727 by the way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Company History
Our company was incorporated in the State of Nevada on October 25, 2012 under the name Cold Cam, Inc.  and originally intended to develop a camera system to be placed on the inside of refrigerator doors.
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
On April 1, 2015, our company's board of directors approved an agreement and plan of merger to merge with our wholly-owned subsidiary Magicstem Group Corp., a Nevada corporation, to effect a name change from Cold Cam, Inc. to Magicstem Group Corp.  Our company remained as the surviving company.  Magicstem Group Corp. was formed on October 25, 2012.
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
Results of Operations for the Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014
Our operating results for the three month periods ended July 31, 2015 and 2014 are summarized as follows:
	Three months ended
	July 31,
	2015	2,014

REVENUE	$-	$-

OPERATING EXPENSES
Office and general	(8,333)	-
Professional fees	15,611	3,800
Total operating expenses	7,278	3,800

LOSS BEFORE TAXES	(7,278)	(3,800)

Provision for taxes	-	-

NET LOSS	$(7,278)	$(3,800)

Revenue

We recognized no revenues for the three month periods ended July 31, 2015 and July 31, 2014 as we have not yet commenced operations.
Operating Expenses

During the three months ended July 31, 2015, we incurred operating losses of $7,278 compared to $3,800 expenses incurred in the three months ended July 31, 2014, an increase of $3,478.
During the three months ended July 31, 2015 we reclassified $8,333 relating to our OTCQB annual fee from office and general expense where it had been expensed in the prior quarter to prepaid expense.
During the three months ended July 31, 2015 we incurred $15,611 in professional fees, compared to $3,800 in the three months ended July 31, 2014, and increase of $11,811 which related primarily to increased legal fees incurred in the period.
Net Losses

During the three months ended July 31, 2015, we incurred operating losses of $7,278 compared to $3,800 expenses incurred in the three months ended July 31, 2014, an increase of $3,478 due to the factors discussed above.

Results of Operations for the Nine Months Ended July 31, 2015 Compared to the Nine Months Ended July 31, 2014

Our operating results for the nine month periods ended July 31, 2015 and 2014 are summarized as follows:

	Nine months ended
	July 31,
	2015	2014

REVENUE	$-	$-

OPERATING EXPENSES
Office and general	6,047	1,125
Professional fees	33,285	9,300
Total Operating Expenses	39,332	10,425

LOSS BEFORE TAXES	(39,332)	(10,425)

Provision for taxes	-	-

NET LOSS	$(39,332)	$(10,425)

Revenue

We recognized no revenues in the nine months periods ended July 31, 2015 and July 31, 2014 as we have not yet commenced operations.

Operating Expenses

During the nine months ended July 31, 2015, we incurred operating expenses of $39,332 compared to $10,425 in the nine months ended July 31, 2014, an increase of $28,907.  The increase in professional fees was related to name change and ongoing regulatory costs and the increase in office, general & administrative expenses was related to the OTCQB application and annual fee as well as the various costs associated with the name change.

Net Losses

During the nine months ended July 31, 2015, we incurred operating expenses of $39,332 compared to $10,425 in the nine months ended July 31, 2014, an increase of $28,907 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As at July 31, 2015	As at October 31, 2014
Current Assets	$27,476	$-
Current Liabilities	60,047	26,888
Working Capital (Deficiency)	$(32,571)	$(26,888)

Cash Flows

	Nine Months Ended July 31, 2015	Nine Months Ended July 31, 2014
Net cash used in operating activities	$(51,250)	$(18,381)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	70,393	17,540
Net increase (decrease) in cash	$19,143	$(841)

As at July 31, 2015, we had $19,143 in cash, $8,333 in prepayments and liabilities of $60,047 compared to $0 cash, $0 in prepayments and $26,888 of liabilities as at October 31, 2014. The increase in our working capital deficiency arose due to operating losses we incurred in the period funded by an increase in advances from related party.

Cash Flow from Operating Activities

During the nine months ended July 31, 2015, we used $51,250 in our operating activities compared to $18,381 used in operating activities during the nine months ended July 31, 2014. During the nine months ended July 31, 2015 we incurred losses of $39,332 and we increased our balance of prepaid expense by $8,333 and reduced accounts payable and accrued expenses by $3,585. By comparison, during the nine months ended July 31, 2014 we only incurred losses of $10,425 and reduced our balance of accounts payable and accrued expenses by $7,956.
Cash Flow from Investing Activities
We neither generated funds nor used funds in investing activities during the nine month periods ended July 31, 2015 and 2014, respectively.
Cash Flow from Financing Activities
During the nine months ended July 31, 2015, we received a $10,666 loan from our former sole officer and a $59,727 loan from our current sole officer, compared to a $17,540 loan received from our former sole officer during the nine months ended July 31, 2014.  The increase in cash flow from financing activities in 2015 reflected our need to fund the increased cash flow used in operating activities in 2015 as compared to 2014 as described above.
Going Concern
Our financial statements for the nine month period ended July 31, 2015 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
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
Critical Accounting Policies
Basis of Presentation
The accompanying financial statements include the accounts of our company and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K and Regulation S-X and are presented in US dollars. Our company has adopted an October 31 fiscal year end.
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
While management of our company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2014 filed on Form 10-K on December 19, 2014.
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

Our company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities and amounts due to related party. The fair value of our company's financial instruments approximates their carrying value because of the short maturity of these instruments.
Property
Our company does not own or rent any property.  Our office space is provided by our president at no charge.
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
Advertising
Advertising costs will be expensed as incurred. No advertising costs were incurred during the three and nine months ended July 31, 2015 or 2014.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Our company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, our company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. Our company is subject to taxation in the United States.   All of our company’s tax years are subject to examination by Federal and state jurisdictions.

Our company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.
Basic and Diluted Net Loss per Share
Our company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Our company had no potentially dilutive debt or equity instruments issued and outstanding during the three and nine months ended July 31, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.
Recent Accounting Pronouncements
Our company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our company.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended July 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A.                          Risk Factors
As a “smaller reporting company”, we are not required to provide the information required by this Item.
Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds
No sales of unregistered equity securities were completed during the three and nine month periods ended July 31, 2015 and July 31, 2014.
Item 3.                  Defaults Upon Senior Securities
No senior debt was issued or outstanding during the three and nine month periods ended July 31, 2015 and 2014.
Item 4.                  Mining Safety Disclosures
Not applicable to our company
Item 5.                  Other Information
On July 21, 2015, we appointed Chun-han (Peter) Lin as a director and Chun-heng (Kevin) Lin as Group Senior Manager of our company.
Item 6.                  Exhibits

Exhibit No.	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation ( Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2013)
3.2	By-Laws ( Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2013)
3.3	Articles of Merger filed with the Nevada Secretary of State on April 17, 2015 with an effective date of July 31, 2015. (Incorporated by reference to our Current Report on Form 8-K filed May 5, 2015)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
10.1 LAB	XBRL Taxonomy Extension Label Linkbase
10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase
10.1 INS	XBRL Instance Document
10.1 SCH	XBRL Taxonomy Extension Schem
10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase
10.1 DEF	XBRL Taxonomy Extension Definition Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICSTEM GROUP CORP.
(Registrant)
Date: September 14, 2015	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: September 14, 2015	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)