Form 10-K
period 2015-10-31
MAGICSTEM GROUP CORP.
filed 2016-01-29
CIK 1566561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2015
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number: 001-36128

Magicstem Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	46-1504799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui, Hong Kong
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 852 2871 8000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ] No [ X ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [ X ]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [ X ] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ X ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]
The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2015 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
10,206,000 common shares as of January 16, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1.                  Business
This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.
In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.
As used in this annual report, the terms “we”, “us”, and “our company”, refer to Magicstem Group Corp, a Nevada corporation, unless otherwise indicated.
Corporate Overview
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
On January 31, 2015, we appointed Chi Man Ng as president, chief executive officer and director; Ka Sing Edmund Yeung as chief financial officer, treasurer, secretary and director; and Guosheng Hu as chief technology officer and director of our company. Furthermore, on July 21, 2015, our company appointed Chun-han (Peter) Lin as a director and Chun-heng (Kevin) Lin as Group Senior Manager of our company.

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
Our Current Business
Our company intends to investigate additional opportunities in an effort to enhance shareholder value. Those efforts are initially anticipated to focus on the development of stem cell cryo-preserved banking in Asia, with the expectation that primary customers would come from China. We are structuring the business model with a stem cell cryo-preserved banking facilities in China, and establishing sales network throughout Asia. No contracts were executed as of the closing of this fiscal year.
We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.
Intellectual Property
We do not own, either legally or beneficially, any patent or trademark.
Employees and Employment Agreements
Currently, we have 1 employee. Mr. Chun-heng (Kevin) Lin was working as Group Senior Manager of our company since July 21, 2015. Additionally, we have not entered into any consulting or employment agreements with our president, chief executive officer, treasurer, secretary or chief financial officer. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.
We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business and development programs.
Research and Development
We have not spent any amounts on that which has been classified as research and development activities in our financial statements during the last two fiscal years.
Subsidiaries
We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS
We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.
Item 1A.                  Risk Factors
As a “smaller reporting company”, we are not required to provide the information required by this Item.
Item 1B.                  Unresolved Staff Comments
As a “smaller reporting company”, we are not required to provide the information required by this Item.
Item 2.                  Properties
Our company does not own any real estate or other properties. Our business office is located at Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui, Hong Kong, our telephone number is 852 2871 8000.   Our office space is currently provided to us at no cost.
Item 3.                  Legal Proceedings
We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.
Item 4.                  Mine Safety Disclosures
Not applicable.
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares of common stock are listed for trading on the OTC Markets under the trading symbol "MGGI".  As of the date of this Annual Report, our shares have not yet traded.
Our common shares are issued in registered form. Columbia Stock Transfer, 1869 E Seltice Way, #292, Post Falls ID 83854, telephone number (208) 777-8998, is the registrar and transfer agent for our common shares.
Shareholders of Record
As of January 16, 2016, there were approximately 3 holders of record of our common stock. As of such date, 10,206,000 common shares were issued and outstanding.

Dividend Policy
Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2015 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2015.
Equity Compensation Plans
We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.
Purchases of Equity Securities by the Registrant and Affiliated Purchasers
We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2015.
Item 6.                  Selected Financial Data
As a “smaller reporting company”, we are not required to provide the information required by this Item.
Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2015 and October 31, 2014 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page of this annual report.
Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.
Results of Operations
Set forth below is a discussion of the financial condition and results of operations of our company for the years ended October 31, 2015 and 2014. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended October 31, 2015 and 2014
	Year Ended
	October 31,
	2015		2014
Revenue	$	Nil	$	Nil
Total Operating Expenses		$48,217		$14,375
Net Loss		$(48,217)		$(14,375)
Revenue
Our company has not yet implemented its business model and to date has generated no revenues.
Expenses
Our operating results for the years ended October 31, 2015 and 2014 are summarized as follows:
	Year Ended
	October 31,
	2015	2014
Office and general	$9,367	$1,275
Professional fees	$38,850	$13,100
Net Loss	$(48,217)	$(14,375)
Total expenses for the year ended October 31, 2015 were $48,217 resulting in a net loss for the year of $48,217 compared to a net loss of $14,375 for the year ended October 31, 2014. The increase in expenses was generally due to an increase of all expenses. Basic net loss per share amounted to ($0.00) and ($0.00), respectively, for the years ending October 31, 2015 and 2014.
Liquidity and Capital Resources
Working Capital
	At	At
	October 31,	October 31,
	2015	2014
Current Assets	$23,361	$ Nil
Current Liabilities	$64,817	$26,888
Working Capital (deficit)	$(41,456)	$(26,888)

Cash Flows
	Year	Year
	Ended	Ended
	October 31,	October 31,
	2015	2014
Net Cash Provided by (Used in) Operating Activities	$(57,955)	$(18,831)
Net Cash Provided by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$75,783	$17,990
Net Increase (Decrease) in Cash During the Period	$17,528	$(841)
As at October 31, 2015, we had a working capital deficit of $41,456 consisting of cash on hand of $17,528 and $64,817 in current liabilities as compared to a working capital deficit of $26,888 with $Nil of cash on hand and $26,888 in current liabilities as at October 31, 2014.
Operating Activities
Net cash used by operating activities for the year ended October 31, 2015 was $57,955 as compared to net cash used in operating activities of $18,831 for the year ended October 31, 2014. The increase of cash used in operating activities was due to professional fees and pre-paid expenses.
Financing Activities
Net cash provided by financing activities for the year ended October 31, 2015 was $75,783 as compared to net cash provided by financing activities of $17,990 for the year ended October 31, 2014.
Cash Requirements
As of October 31, 2015, our company did not raise any funds from financing activities. There was $17,528 cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations.
We will require additional funds for our budgeted expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable. We need to raise additional funds in the immediate future in order to proceed with our budgeted expenses.
Specifically, based on nominal operations we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:
Description	Estimated Expenses ($)
General and administrative expenses	40,000
Professional fees	60,000
Total	100,000

Future Financings
We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $100,000 over the next 12 months to pay for our ongoing expenses. These expenses, which will of course be higher in the event we enter into any transactions or complete any acquisitions include legal, accounting and audit fees as well as general and administrative expenses. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.
We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.
We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.
Purchase of Significant Equipment
We do not intend to purchase any significant equipment over the next twelve months.
Research and Development
We do not intend to allocate any funds to research and development over the next twelve months.
Contractual Obligations
As a smaller reporting company we are not required to provide tabular disclosure obligations.
Going Concern
We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.
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

Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the years ended October 31, 2015 or 2014.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Our company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes”.  It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result, our company has applied a more-likely-than-not recognition threshold for all tax uncertainties.  The guidance only allows the recognition of those tax benefour that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. Our company is subject to taxation in the United States.   All of our company’s tax years are subject to examination by Federal and state jurisdictions.
Our company classifies penalties and interest related to income taxes as income tax expense in the Statements of Operations.
Basic and Diluted Net Loss per Share
Our company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Our company had no potentially dilutive debt or equity instruments issued and outstanding during the years ended October 31, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.
Recent Accounting Pronouncements
Our company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our company.
Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.                  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magicstem Group, Corp.
Tsim Sha Tsui, Hong Kong

We have audited the accompanying balance sheet Magicstem Group, Corp. as of October 31, 2015 and the related statements of operations, stockholders’ deficit and cash flows for the year ended October 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magicstem Group, Corp as of October 31, 2015 and the results of  its  operations and cash flows for the year ended October 31, 2015 in conformity with  accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C
Salt Lake City, Utah 84111
January 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Magicstem Group Corp.
Formerly Cold Cam, Inc.
Sao Paulo, SP,
Brazil, 04040-002
We have audited the accompanying balance sheets of Magicstem Group Corp., formerly known as Cold Cam, Inc.,  as of October 31, 2014 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magicstem Group Corp., formerly Cold Cam, Inc., as of October 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
Wheat Ridge, formerly Arvada, Colorado
December 19, 2014

Cutler & Co. LLC

Magicstem Group Corp.,
fka COLD CAM, INC.
BALANCE SHEETS

	At October 31,	At October 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$17,528	$-
Prepaid expense	5,833	-
TOTAL CURRENT ASSETS	23,361	-

TOTAL ASSETS	$23,361	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$3,905
Loans from related parties	64,817	22,983
TOTAL CURRENT LIABILITIES	64,817	26,888

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding, as at October 31, 2015 and October 31, 2014	10,206	10,206
Additional paid in capital	37,563	3,914
Accumulated deficit	(89,225)	(41,008)
TOTAL STOCKHOLDERS' DEFICIT	(41,456)	(26,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,361	$-

The accompanying notes are an integral part of these financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	October 31, 2015	October 31, 2014

REVENUE	$-	$-

OPERATING EXPENSES
Office and general	9,367	1,275
Professional fees	38,850	13,100
Total Operating Expenses	48,217	14,375

LOSS BEFORE TAXES	(48,217)	(14,375)
Provision for taxes	-	-
NET LOSS	$(48,217)	$(14,375)

LOSS PER COMMON SHARE – BASIC AND DILIUTED	$(0.00)*	(0.00)*
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, October 31, 2013	10,206,000	$10,206	$3,914	$(26,633)	$(12,513)

Net loss for the year	-	-	-	(14,375)	(14,375)

Balance, October 31, 2014	10,206,000	$10,206	$3,914	$(41,008)	$(26,888)

Loan forgiveness by previous shareholder	-	-	33,649	-	33,649

Net loss for the year	.	-	-	(48,217)	(48,217)

Balance, October 31, 2015	10,206,000	$10,206	$37,563	$(89,225)	$(41,456)

The accompanying notes are an integral part of these financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
STATEMENTS OF CASH FLOWS

	For the year ended
	October 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(48,217)	$(14,375)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(5,833)	-
Accounts payable and accrued liabilities	(3,905)	(4,456)
NET CASH USED IN OPERATING ACTIVITIES	(57,955)	(18,831)

INVESTING ACTIVITIES	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from related parties	75,483	17,990
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,483	17,990

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,528	(841)

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	-	841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,528	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$33,649	$-

The accompanying notes are an integral part of these financial statements.

Magicstem Group Corp.,
fka COLD CAM, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2015 AND 2014
NOTE 1 – NATURE OF OPERATIONS
Magicstem Group Corp. ("Magicstem", the "Company") was incorporated in the State of Nevada under the name Cold Cam, Inc. (“Cold Cam”) on October 25, 2012 ("Inception") and originally intended to develop a camera system to be placed on the inside of refrigerator doors. On January 31, 2015, the Company's former sole officer, who owned 98% of the Company's outstanding common shares, sold all his common shares to un-related investors. After this change of control, the Company now intends to develop stem cell cryo-preserved banking and anticipates that the primary customers will be from China.
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
Advertising
Advertising costs will be expensed as incurred. No advertising costs were been incurred during the years ended October 31, 2015 or 2014.
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

Basic and Diluted Net Loss per Share
The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the years ended October 31, 2015 or 2014 and accordingly basic loss and diluted loss per share are the same.
Recent Accounting Pronouncements
The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.
NOTE 3 – GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at October 31, 2015, the Company had working capital deficiency of $41,456 and an accumulated deficit of $89,225. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
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
NOTE 4 - STOCKHOLDERS’ DEFICIT
Preferred Stock
No preferred shares have been authorized or issued since Inception (October 25, 2012).
Common Stock
The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.
As at October 31, 2015 and 2014, the Company had 10,206,000 shares of common stock issued and outstanding.
Additional Paid in Capital
During October 25, 2012 (inception) to October 31, 2014, the Company's former sole officer advanced to the Company an amount of $22,983 by the way of loan. During the year, this officer advanced another $10,666 to the Company to cover the Company’s operating expenses. The loan was non-interest bearing, due upon demand and unsecured. On January 31, 2015, the $33,649 loan was forgiven in full by the former officer and the gain on the settlement of this liability was recorded as additional paid-in capital.

Stock Options or Stock Based Compensation
As at October 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.
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
As at October 31, 2015, the Company's current president, chief executive officer and director advanced to the Company an amount of $64,817 (October 31, 2014 - $22,983) by the way of loan. The loan is non-interest bearing, due upon demand and unsecured.
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

The provision for refundable federal income tax at 35% consists of the following for the periods ending:

	Year ended October 31, 2015	Year ended October 31, 2014
Federal income tax benefit attributed to:
Net operating loss	$16,876	$5,031
Less: Change in valuation allowance	(16, 876)	(5,031)
Net benefit	$-	$-

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of October 31, 2015 and 2014 are as follows:

	October 31, 2015	October 31, 2014
Net operating loss carried forward	$89,225	$41,008
Effective tax rate	35%	35%
Deferred tax assets	31,229	14,353
Less: Change in valuation allowance	(31,229)	(14,353)
Net deferred tax asset	$-	$-

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

Litigation

The Company was not subject to any legal proceedings during the twelve months ended October 31, 2015 and 2014 and no legal proceedings are currently pending or threatened to the best of our knowledge.
NOTE 8 - SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.
Item 9A.                    Controls and Procedures
Management’s Report on Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer and our principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure.
Management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2015, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.
Our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer and our principal financial officer and principal accounting officer) have concluded that our financial controls and procedures are not effective at that reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2015, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.
This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.                  Other Information
None.
PART III
Item 10.                  Directors, Executive Officers and Corporate Governance
All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:
Name	Position Held with the Company	Age	Date First Elected or Appointed
Chi Man Ng	President, Chief Executive Officer and Director	42	January 31, 2015
Ka Sing Edmund Yeung	Chief Financial Officer, Treasurer and Director	46	January 31, 2015
Guosheng Hu	Chief Technology Officer and Director	48	January 31, 2015
Chun-han Lin	Director	41	July 21, 2015
Business Experience
The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chi Man Ng – President, Chief Executive Officer and Director
Ms. Chi Man Ng is currently the director of Zhong Shan Health Diagnostics Center coordinating with a team of professors for diagnostics of regenerative disease for patients. She is also with Technology of China as a specific service director of L.I.F.E. Recovery System of the American fully automatic energy check. Prior to that, she was the clinical application services director of the German Nattier Clinic of Regenerative Medicine during 2010 to 2014. Ms. Ng is expecting to receive her doctor's degree from Institute International de Commerce et de Distribution de Paris University in 2015.
Our company believes that Ms. Ng's professional background experience give her the qualifications and skills necessary to serve as a director and officer of our company.
Ka Sing Edmund Yeung – Chief Financial Officer, Treasurer, Secretary and Director
Mr. Ka Shing Edmund Yeung, is currently the project fund manager in the Hong Kong division of Agriculture Fund of China, a private equity fund specializing in Chinese agricultural industry, Mr. Yeung also acts as the executive general partner of Wisdom Strategies Private Equity which he founded in 2012. Furthermore Mr. Yeung has been the chief executive officer of JE Bullion Investment Limited, since 2009; and a business consultant for Sky Legend Consulting Limited, since 2010. In the period from 2012 to 2013, he was the project director of Royal Partners International Group, a Hong Kong private equity fund.
Our company believes that Mr. Yeng's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Guosheng Hu – Chief Technology Officer and Director

Mr. Guosheng Hu, is currently the chief technology director of Magicstem Biotech Company Limited, a company incorporated in Guangzhou, China, responsible for full time research and case study of patients. Prior to that, he was the translational medicine service director in Zhong Shan University Da An Gene Co. Limited, an incorporation of Guangzhou, China, during the period 2009 to 2014.  He was appointed as the assistant professor of Zhong Shan University during 2002-2008. Mr. Hu is the holder of two Doctor Degrees in Clinical Informatics and Medical Information Science from Hunan College of Medicine of China, in 1987, and in Chinese Medicine from Beijing Institute of Chinese Medicine of China in 2005, respectively.
Our company believes that Mr. Hu's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.
Mr. Chun-han Lin - Director

Mr. Chun-han Lin was appointed the director of Magicstem Group Corp. He has rich experience in integrating business model building and management training. He is working as Chief Operating Officer of Guangzhou Bai Ming Biotech Limited, an incorporation of the People's Republic of China (a company owned by Guosheng Hu, a director of our company) starting 2015.  In 2009 Mr. Lin founded MagicNLP Management Consultants Company, Limited, a Taiwan incorporation that is operating currently and delivered Neuro-Linguistic Programming ("NLP") curriculum in People's Republic of China, Hong Kong, Republic of China, Singapore and Malaysia. During 2006 to 2007, he also worked as the Vice Manager in the New Development Department of Honyi Group, a Taiwan listed company with trading code 4530.  Mr. Li received his bachelor degree of Arts in Faculty of Public Affairs, Tamkang University in 1996.

Our company believes that Mr. Lin's professional background experience give him the qualifications and skills necessary to serve as a director of our company.
Family Relationships
There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings
To the best of our knowledge, none of our directors or executive officers has, during the past ten years:
1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Chi Man Ng	1(1)	1	N/A
Ka Sing Edmund Yeung	1(1)	1	N/A
Guosheng Hu	1(1)	1	N/A
Chun-han Lin	1(1)	1	N/A
(1)            The director/officer or 10% shareholder was late filing a Form 3, Initial Statement of Beneficial Ownership.
Code of Ethics
We have not yet adopted a code of ethics that applies to officers and directors, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.
Committees of the Board
All proceedings of our directors were conducted by resolutions consented to in writing by the director and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the director entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.
Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have any written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our sole director.
Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our director assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.
A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president at the address appearing on the first page of this annual report.
Audit Committee and Audit Committee Financial Expert
Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.
Item 11.                  Executive Compensation
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
Stock Option Plan
Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.
Stock Options/SAR Grants
During our fiscal year ended October 31, 2015 there were no options granted to our named officers or directors.
Outstanding Equity Awards at Fiscal Year End
No equity awards were outstanding as of the year ended October 31, 2015.
Option Exercises
During our fiscal year ended October 31, 2015 there were no options exercised by our named officers.
Compensation of Directors
We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.
We have determined that Chun-han Lin, is an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

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
Indebtedness of Directors, Senior Officers, Executive Officers and Other Management
None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.
Family Relationships
There are no family relationships between any of our directors, executive officers or directors.
Equity Compensation Plans
We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of January 16, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chi Man Ng Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	10,000,000(2)	98%
Ka Sing Edmund Yeung Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong]	Common	Nil	Nil
Guosheng Hu Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	Nil	Nil
Chun-han Lin Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	Nil	Nil
Directors and Officers as a group	Common	10,000,000(2)	Nil
Magicstem Development Limited(2) Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	10,000,000	98%
All 5%+ Shareholders as a Group		10,000,000	98%
(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 16, 2016. As of January 16, 2016, there were 10,206,000 shares of our company’s common stock issued and outstanding.

(2)	Magicstem Development Limited is a company solely owned and controlled by Chi Man Ng.

Changes in Control
We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.
Item 13.                  Certain Relationships and Related Transactions, and Director Independence
Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.
Director Independence
We currently act with three directors consisting of Chi Man Ng , Ka Sing Edmund Yeung  and Chun-han Lin. We have determined that Chun-han Lin is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).
We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.
Item 14.                  Principal Accounting Fees and Services
The aggregate fees billed for the most recently completed fiscal year ended October 31, 2015 and for the fiscal year ended October 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended
	October 31, 2015 $	October 31, 2014 $
Audit Fees	7,750	7,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,750	7,750
Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.
Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV
Item 15.                  Exhibits, Financial Statement Schedules
(a)	Financial Statements
	(1)	Financial statements for our company are listed in the index under Item 8 of this document
	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.
(b)	Exhibits

Exhibit No.	Document Description
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation ( Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2013)
3.2	By-Laws ( Incorporated by reference to our Registration Statement on Form S-1 filed on January 25, 2013)
3.3	Articles of Merger filed with the Nevada Secretary of State on April 17, 2015 with an effective date of July 31, 2015. (Incorporated by reference to our Current Report on Form 8-K filed May 5, 2015)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
10.1 LAB	XBRL Taxonomy Extension Label Linkbase
10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase
10.1 INS	XBRL Instance Document
10.1 SCH	XBRL Taxonomy Extension Schem
10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase
10.1 DEF	XBRL Taxonomy Extension Definition Linkbase
*	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAGICSTEM GROUP CORP.
(Registrant)
Dated: January 29, 2016	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: January 29, 2016	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 2016	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: January 29, 2016	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 29, 2016	By:	/s/ Guosheng Hu
Guosheng Hu
Chief Technology Officer and Director
Dated: January 29, 2016	By:	/s/ Chun-han Lin
Chun-han Lin
Director