Form 10-Q
period 2016-01-31
MAGICSTEM GROUP CORP.
filed 2016-03-10
CIK 1566561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	January 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	001-36128

Magicstem Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	46-1504799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 803, 8th Floor, Lippo Sun Plaza 28Canton Road, Tsim Sha Tsui, Hong Kong
(Address of principal executive offices)	(Zip Code)

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
10,206,000 common shares issued and outstanding as of March 10, 2016.

PART I – FINANCIAL INFORMATION

Item 1                  Financial Statements
The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Magicstem Group Corp.,
CONDENSED BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,434	$17,528
Prepaid expense	3,732	5,833
TOTAL CURRENT ASSETS	18,166	23,361

TOTAL ASSETS	$18,166	$23,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Loans from related party	$72,572	$64,817
TOTAL CURRENT LIABILITIES	72,572	64,817

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding	10,206	10,206
Additional paid in capital	37,563	37,563
Accumulated deficit	(102,175)	(89,225)
TOTAL STOCKHOLDERS' DEFICIT	(54,406)	(41,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,166	$23,361

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
Office and general	2,500	11
Professional fees	10,450	6,750
Total Operating Expenses	12,950	6,761

LOSS BEFORE TAXES	(12,950)	(6,761)
Provision for taxes	-	-

NET LOSS	$(12,950)	$(6,761)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(12,950)	$(6,761)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	2,101	-
Accounts payable and accrued liabilities	-	(3,905)
NET CASH USED IN OPERATING ACTIVITIES	(10,849)	(10,666)

INVESTING ACTIVITIES
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from related party	7,755	10,666
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,755	10,666

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,094)	-

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	17,528	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,434	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$-	$33,649-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
 AS OF JANUARY 31, 2016, AND OCTOBER 31, 2015
AND FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015

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

On April 1, 2015, the Company merged with its wholly-owned subsidiary Magicstem Group Corp., a Nevada corporation, and changed its name from Cold Cam, Inc. to Magicstem Group Corp. The Company’s trading symbol is "MGGI".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the instructions to Form 10-K, Form 10 –Q and Regulation S-X and are presented in US dollars. The Company has adopted an October 31 fiscal year end.

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

While management of the Company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2015 filed on Form 10-K on January 29, 2015.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at January 31, 2016, the Company had working capital deficiency of $54,406 and an accumulated deficit of $102,175. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Common Stock

The Company’s capitalization is 75,000,000 common shares authorized with a par value of $0.001 per share.

As at January 31, 2016 and October 31, 2015, the Company had 10,206,000 shares of common stock issued and outstanding.

Stock Options or Stock Based Compensation

As at January 31, 2016 and October 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

During the period ended January 31, 2016, the Company’s current president, chief executive officer and director advanced $7,755 by the way of loan to cover the Company’s operating expenses. As at January 31, 2016 and October 31, 2015, the Company owned this director amount of $72,572 and $64,817, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7– COMMITMENTS AND CONTINGENCIES

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

Litigation

The Company was not subject to any legal proceedings as at January 31, 2016 and no legal proceedings are currently pending or threatened to the best of our knowledge.

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
Results of Operations for the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015
Our operating results for the three month periods ended January 31, 2016 and 2015 are summarized as follows:

	Three months ended
	January 31,
	2016		2015

REVENUE	$	Nil	$	Nil
OPERATING EXPENSES
Office and general		$2,500		$11
Professional fees		10,450		6,750

NET LOSS		$(12,950)		$(6,761)
Revenue
We recognized no revenues for the three month periods ended January 31, 2016and January 31, 2015 as we have not yet commenced operations.
Operating Expenses
During the three months ended January 31, 2016, we incurred operating expenses of $12,950 compared to $6,761 in the three months ended January 31, 2015, an increase of $6,189. The majority of our operating expenses were related to ongoing regulatory costs.

Net Losses
During the three months ended January 31, 2016, we incurred losses of $12,950 compared to losses of $6,761 incurred during the three months ended January 31, 2015, an increase of $6,189 due to the factors discussed above.
Liquidity and Capital Resources
Working Capital
	As at January 31, 2016	As at October 31, 2015
Current Assets	$18,166	$23,361
Current Liabilities	72,572	64,817
Working Capital (Deficiency)	$(54,406)	$(41,456)

Cash Flows

	ThreeMonths Ended January 31, 2016	ThreeMonths Ended January 31, 2015
Net cash used in operating activities	$10,849		$10,666
Net cash provided by (used in) investing activities
Net cash provided by financing activities	7,755		10,666
Net increase (decrease) in cash	$(3,094)	$	Nil

As at January 31, 2016, we had $14,434 in cash and cash equivalents and prepaid expenses of $3,732, and liabilities of $75,572 compared to $17,528 cash and cash equivalents and prepaid expenses of $5,833 and $64,817 in liabilities as at October 31, 2015. The increase in our working capital deficiency arose due to increased advances from related party.
Cash Flow from Operating Activities
During the three months ended January 31, 2016, we used $10,849 in our operating activities compared to $10,666 used in operating activities during the three months ended January 31, 2015. During the three months ended January 31, 2016 we incurred losses of $12,950. By comparison, during the three months ended January 31, 2015 we incurred losses of $6,761.
Cash Flow from Investing Activities
We neither generated funds nor used funds in investing activities during the three month periods ended January 31, 2016 and 2015, respectively.
Cash Flow from Financing Activities
During the three months ended January 31, 2016, we received a $7,755  and during the three months ended January 31, 2015 a $10,666 loan from our current president, chief executive officer and director.  The increase in cash flow from financing activities in 2016 reflected our need to fund the increased cash flow used in operating activities in 2016 as compared to 2015 as described above.

Going Concern
Our financial statements for the three month period ended January 31, 2015 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
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
While management of our company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2015 filed on Form 10-K on January 29, 2016.
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
Advertising
Advertising costs will be expensed as incurred. No advertising costs were incurred during the three months ended January 31, 2016 or 2015.
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
Basic and Diluted Net Loss per Share
Our company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Our company had no potentially dilutive debt or equity instruments issued and outstanding during the three months ended January 31, 2016 or 2015 and accordingly basic loss and diluted loss per share are the same.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended January 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds
No sales of unregistered equity securities were completed during the three month periods ended January 31, 2016 and January 31, 2015.
Item 3.                  Defaults Upon Senior Securities
No senior debt was issued or outstanding during the three month periods ended January 31, 2016and 2015.
Item 4.                  Mining Safety Disclosures
Not applicable to our company
Item 5.                  Other Information
None.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICSTEM GROUP CORP.
(Registrant)

Date: March 10, 2016	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 10, 2016		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)