Form 10-Q
period 2016-04-30
MAGICSTEM GROUP CORP.
filed 2016-06-02
CIK 1566561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or
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

10,206,000 common shares issued and outstanding as of May 24, 2016.

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Magicstem Group Corp.,
CONDENSED BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,434	$17,528
Prepaid expense	10,833	5,833
TOTAL CURRENT ASSETS	25,267	23,361

TOTAL ASSETS	$25,267	$23,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,131	$-
Loans from related party	85,772	64,817
TOTAL CURRENT LIABILITIES	86,903	64,817

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding	10,206	10,206
Additional paid in capital	37,563	37,563
Accumulated deficit	(109,405)	(89,225)
TOTAL STOCKHOLDERS' DEFICIT	(61,636)	(41,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,267	$23,361

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Office and general	2,500	14,369	5,000	14,380
Professional fees	4,730	10,924	15,180	17,674
Total Operating Expenses	7,230	25,293	20,180	32,054

LOSS BEFORE TAXES	(7,230)	(25,293)	(20,180)	(32,054)
Provision for taxes	-	-	-	-

NET LOSS	$(7,230)	$(25,293)	$(20,180)	$(32,054)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000	10,206,000	10,206,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(20,180)	$(32,054)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(5,000)	-
Accounts payable and accrued liabilities	1,131	11,215
NET CASH USED IN OPERATING ACTIVITIES	(24,049)	(20,839)

INVESTING ACTIVITIES
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from related party	20,955	20,839
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,955	20,839

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,094)	-

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	17,528	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,434	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$-	$33,649

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
 APRIL 30, 2016
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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at April 30, 2016, the Company had working capital deficiency of $61,636 and an accumulated deficit of $109, 405. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

During the period ended April 30, 2016, the Company’s current president, chief executive officer and director advanced $20,955 by the way of loan to cover the Company’s operating expenses. As at April 30, 2016 and October 31, 2015, the Company owed this director an amount of $85,772 and $64,817, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - SUBSEQUENT EVENTS

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
On July 21, 2015, our company appointed Chun-han (Peter) Lin as a director and Chun-heng (Kevin) Lin as Group Senior Manager of our company.  On April 1, 2016 Mr. Chun-heng Lin resigned as group senior manager of our company. On April 1, 2016, we appointed Ms. Kit U Tang as group senior manager of our company.
At this time, we have not developed our product or contacted any possible client or developer. Our company has not yet implemented its business model and to date, has generated no revenues.
Results of Operations for the Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015
Our operating results for the three month periods ended April 30, 2016 and 2014 are summarized as follows:

	Three months ended
	April 30,
	2016	2015

REVENUE	$-	$-
OPERATING EXPENSES
Office and general	2,500	14,369
Professional fees	4,730	10,924
NET LOSS	$(7,230)	$(25,293)
Revenue
We recognized no revenues for the three month periods ended April 30, 2016 and April 30, 2015 as we have not yet commenced operations.
Operating Expenses
During the three months ended April 30, 2016, we incurred operating expenses of $7,230 compared to $25,293 in the three months ended April 30, 2015, a decrease of $18,063.  The decrease in operating expenses is primarily as a result of our company lowering office and general expenses and a reduction in professional fees.

Net Losses
During the three months ended April 30, 2016, we incurred losses of $7,230 compared to losses of $25,293 incurred during the three months ended April 30, 2015, a decrease of $18,063 due to the factors discussed above.
Results of Operations for the Six Months Ended April 30, 2016 Compared to the Six Months Ended April 30, 2015

Our operating results for the Six month periods ended April 30, 2016 and 2015 are summarized as follows:

	Six months ended
	April 30,
	2016	2015

REVENUE	$-	$-
OPERATING EXPENSES
Office and general	5,000	14,380
Professional fees	15,180	17,674
NET LOSS	$(20,180)	$(32,054)
Revenue
We recognized no revenues in the six months periods ended April 30, 2016 and April 30, 2015 as we have not yet commenced operations.
Operating Expenses
During the six months ended April 30, 2016, we incurred operating expenses of $20,180 compared to $32,054 in the six months ended April 30, 2015, a decrease of $11,874.  The decrease in operating expenses is primarily as a result of our company lowering office and general expenses and a reduction in professional fees.
Net Losses
During the six months ended April 30, 2016, we incurred losses of $20,180 compared to losses of $32,054 incurred during the six months ended April 30, 2015, a decrease of $11,874 due to the factors discussed above.
Liquidity and Capital Resources
Working Capital
	As at April 30, 2016	As at October 31, 2015
Current Assets	$25,267	$23,361
Current Liabilities	86,903	64,817
Working Capital (Deficiency)	$(61,636)	$(41,456)

Cash Flows

	Six Months Ended April 30, 2016	Six Months Ended April 30, 2015
Net cash used in operating activities	$(24,049)	$(20,839)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	20,955	20,839
Net increase (decrease) in cash	$(3,094)	$-
As at April 30, 2016, we had $14,434 in cash, and liabilities of $86,903 compared to $17,528 cash and $64,817 liabilities as at October 31, 2015. The increase in our working capital deficiency arose due to increase advances from related party.
Cash Flow from Operating Activities
During the six months ended April 30, 2016, we used $20,049 in our operating activities compared to $20,839 used in operating activities during the six months ended April 30, 2015. During the six months ended April 30, 2016 we incurred losses of $20,180 and we increased accounts payable and accrued expenses by $1,131. By comparison, during the six months ended April 30, 2015 we incurred losses of $32,054 and increased accounts payable and accrued expenses by $11,215.
Cash Flow from Investing Activities
We neither generated funds nor used funds in investing activities during the six month periods ended April 30, 2016 and 2015, respectively.
Cash Flow from Financing Activities
During the six months ended April 30, 2016, we received a $20,955 loan from a current officer, compared to a $20,839 loan received from a former officer during the six months ended April 30, 2015.  The increase in cash flow from financing activities in 2016 reflected our need to fund the increased cash flow used in operating activities in 2016 as compared to 2015 as described above.
Going Concern
Our financial statements for the three and six month period ended April 30, 2016 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period ended April 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No sales of unregistered equity securities were completed during the three and six month periods ended April 30, 2016 and April 30, 2015.
Item 3. Defaults Upon Senior Securities
No senior debt was issued or outstanding during the three month periods ended April 30, 2016 and 2015.
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

MAGICSTEM GROUP CORP.
(Registrant)

Date: June 2, 2016	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: June 2, 2016		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)