Form 10-Q
period 2016-07-31
MAGICSTEM GROUP CORP.
filed 2016-09-14
CIK 1566561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 001-36128

Magicstem Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	46-1504799
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 803, 8thFloor, Lippo Sun Plaza 28Canton Road, Tsim Sha Tsui, Hong Kong
(Address of principal executive offices)	(Zip Code)

852 2871 8000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES   ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

10,206,000 common shares issued and outstanding as of September 12, 2016.

2

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

Magicstem Group Corp.,

CONDENSED BALANCE SHEETS

(Unaudited)

	July 31,	October 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$13,111	$17,528
Prepaid expense	9,133	5,833
TOTAL CURRENT ASSETS	22,244	23,361

TOTAL ASSETS	$22,244	$23,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,052	$-
Loans from related party	91,602	64,817
TOTAL CURRENT LIABILITIES	92,654	64,817

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 10,206,000 shares issued and outstanding	10,206	10,206
Additional paid in capital	37,563	37,563
Accumulated deficit	(118,179)	(89,225)
TOTAL STOCKHOLDERS' DEFICIT	(70,410)	(41,456)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,244	$23,361

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Office and general	2,500	(8,333)	7,500	6,047
Professional fees	6,274	15,611	21,454	33,285
Total Operating Expenses	8,774	7,278	28,954	39,332

LOSS BEFORE TAXES	(8,774)	(7,278)	(28,954)	(39,332)
Provision for taxes	-	-	-	-

NET LOSS	$(8,774)	$(7,278)	$(28,954)	$(39,332)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	10,206,000	10,206,000	10,206,000	10,206,000

__________

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(28,954)	$(39,332)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expense	(3,300)	(8,333)
Accounts payable and accrued liabilities	1,052	(3,585)
NET CASH USED IN OPERATING ACTIVITIES	(31,202)	(51,250)

INVESTING ACTIVITIES
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Loans from related party	26,785	70,393
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,785	70,393

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,417)	19,143

CASH AND CASH EQUIVALNTS, BEGINNING OF PERIOD	17,528	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,111	$19,143

Supplemental cash flow information and noncash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Loan forgiveness by previous shareholder	$-	$33,649

The accompanying notes are an integral part of these condensed unaudited financial statements.

Magicstem Group Corp.,

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

JULY 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prepaid Expenses

Prepaid expenses consist of annual filing fees that are paid in advance.  The prepaid balances are amortized as the related expense occurs.  During the three months ended July 31, 2015 we reclassified $8,333 relating to our OTCQB annual fee from office and general expense where it had been expensed in the prior quarter to prepaid expense.  Amortization of the prepaid expenses are included in office and general expenses.

Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at July 31, 2016, the Company had working capital deficiency of $70,410 and an accumulated deficit of $118,179. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

During the period ended July 31, 2016, the Company’s current president, chief executive officer and director advanced $26,785 by the way of loans to cover the Company’s operating expenses. As at July 31, 2016 and October 31, 2015, the Company owed this director  a total of $91,602 and $64,817, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015

Our operating results for the three month periods ended July 31, 2016 and 2015 are summarized as follows:

	Three months ended
	July 31,
	2016	2015

REVENUE	$-	$-
OPERATING EXPENSES
Office and general	2,500	(8,333)
Professional fees	6,274	15,611
NET LOSS	$(8,774)	$(7,278)

Revenue

We recognized no revenues for the three month periods ended July 31, 2016 and July 31, 2015 as we have not yet commenced operations.

Operating Expenses

During the three months ended July 31, 2016, we incurred operating expenses of $8,774 compared to $7,278 in the three months ended July 31, 2015, an increase of $1,466.  The increase in operating expenses is primarily as a result of an increase in office and general expenses and a reduction in professional fees. During the three months ended July 31, 2015 we reclassified $8,333 relating to our OTCQB annual fee from office and general expense where it had been expensed in the prior quarter to prepaid expense.

Net Losses

During the three months ended July 31, 2016, we incurred losses of $8,774 compared to losses of $7,278 incurred during the three months ended July 31, 2015, an increase of $1,466 due to the factors discussed above.

Results of Operations for the Nine Months Ended July 31, 2016 Compared to the Nine Months Ended July 31, 2015

Our operating results for the Nine month periods ended July 31, 2016 and 2015 are summarized as follows:

	Nine months ended
	July 31,
	2016	2015

REVENUE	$-	$-
OPERATING EXPENSES
Office and general	7,500	6,047
Professional fees	21,454	33,285
NET LOSS	$(28,954)	$(39,332)

Revenue

We recognized no revenues in the nine months periods ended July 31, 2016 and July 31, 2015 as we have not yet commenced operations.

Operating Expenses

During the nine months ended July 31, 2016, we incurred operating expenses of $28,954 compared to $39,332 in the nine months ended July 31, 2015, a decrease of $10,378. The decrease in operating expenses is primarily as a result of our company lowering office and general expenses and a reduction in professional fees.

Net Losses

During the nine months ended July 31, 2016, we incurred losses of $28,954 compared to losses of $39,332 incurred during the nine months ended July 31, 2015, a decrease of $10,378 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As at July 31, 2016	As at October 31, 2015
Current Assets	$22,244	$23,361
Current Liabilities	92,654	64,817
Working Capital (Deficiency)	$(70,410)	$(41,456)

Cash Flows

	Nine Months Ended July 31, 2016	Nine Months Ended July 31, 2015
Net cash used in operating activities	$(31,202)	$(51,250)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	26,785	70,393
Net increase (decrease) in cash	$(4,417)	$19,143

As at July 31, 2016, we had $13,111 in cash, and liabilities of $92,654 compared to $17,528 cash and $64,817 liabilities as at October 31, 2015. The increase in our working capital deficiency arose due to increase advances from related party.

Cash Flow from Operating Activities

During the nine months ended July 31, 2016, we used $31,202 in our operating activities compared to $51,250 used in operating activities during the nine months ended July 31, 2015. During the nine months ended July 31, 2016 we incurred losses of $28,954 and we increased accounts payable and accrued expenses by $1,052. By comparison, during the nine months ended July 31, 2015 we incurred losses of $39,332 and increased accounts payable and accrued expenses by $3,585.

Cash Flow from Investing Activities

We neither generated funds nor used funds in investing activities during the nine month periods ended July 31, 2016 and 2015, respectively.

Cash Flow from Financing Activities

During the nine months ended July 31, 2016, we received a $26,785 loan from a current officer, compared to a $70,393 loan received from a former officer during the nine months ended July 31, 2015. The decrease in cash flow from financing activities in 2016 reflected our need to fund the decreased cash flow used in operating activities in 2016 as compared to 2015 as described above.

Going Concern

Our financial statements for the three and nine month period ended July 31, 2016 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Off Balance Sheet Arrangements

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended July 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities were completed during the three and nine month periods ended July 31, 2016 and July 31, 2015.

Item 3. Defaults Upon Senior Securities

No senior debt was issued or outstanding during the three month periods ended July 31, 2016 and 2015.

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

_______

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICSTEM GROUP CORP.
(Registrant)
Date: September 13, 2016	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: September 13, 2016		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

