Form 10-K
period 2016-10-31
MAGICSTEM GROUP CORP.
filed 2017-01-30
CIK 1566561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 001-36128

Magicstem Group Corp.
(Exact name of registrant as specified in its charter)

Nevada	46-1504799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 803, 8thFloor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 852 2871 8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

35,425,200 common shares as of January 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On January 31, 2015, Yonekatsu Kato, formerly our company's sole officer and director, entered into a stock purchase agreement, pursuant to which he sold all of his 10,000,000 shares of our company's common stock (98% of our company's total outstanding common shares) to Magicstem Development Limited, a Seychelles corporation ("Magicstem Development") ultimately owned by Chi Man Ng, in a private transaction, for an aggregate purchase price of $50,000. The funds used for this share purchase were Magicstem Development's funds. Magicstem Development owned 98% of our company's issued and outstanding shares of common stock. The closing of the share purchase agreement created a change of control of our company. As a result of the change of control, and the change in our management as noted herein, our company now intends to investigate additional opportunities in an effort to enhance shareholder value. Those efforts are initially anticipated to focus on the development of stem cell cryo-preserved banking in Asia, with the expectation that primary customers would come from China.

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

Following the closing of the acquisition of 100% equity interest of Info-Nice Limited, on October 11, 2016 we appointed Mr. Fong Sze Hung as director of our company.

Our Current Business

At this time, we have not developed our product or contacted any potential clients or developers. Our company has not yet implemented its business model and to date, has generated no revenues.

During fiscal 2016 we sought to identify and evaluate business opportunities in an effort to enhance shareholder value. In this regards, our efforts focused on the development of stem cell cryo-preserved banking in Asia, with the expectation that primary customers would come from China. Following these efforts, effective September 20, 2016, we entered into a Share Exchange Agreement with Info-Nice Limited (“Info-Nice”), a Hong Kong company, and its sole shareholder, Mr. Fong-Sze Hung. Info-Nice is a start-up company mainly focused on the agency and distribution of stem cell cryo preserved banking services in the Asia Pacific region. Pursuant to the Share Exchange Agreement, on October 11, 2016, we acquired 100% of the issued and outstanding capital stock of Info-Nice Limited in exchange for 5,664,200 shares of our common stock, par value $0.001, which constituted 36% of our issued and outstanding capital stock on a fully-diluted basis. As result of the transaction, Info-Nice became our wholly-owned subsidiary, and we have adopted its business.

Overview of Info-Nice

As of the closing date of the Share Exchange Agreement on October 11, 2016 we decided it is in the best interest of the company to replace the prior business of refrigerator doors camera development with a distribution and agency business of mesenchymal stem cells cryopreservation services and stem cell banking facilities that is located in Shanghai City, PRC, and as a result have concluded the acquisition of Info-Nice.

We plan to solicit customers from APAC Region who are willing to cryo-preserve, on a long-term basis, their own mesenchymal stem cells that could be harvested from one of the following 6 types of the customer’s human body tissue:

•	umbilical cord matrix;
•	placenta;
•	dental pulp;
•	menstrual blood;
•	adipose tissue; and
•	amnion tissue.

Stem cells are unspecialized cells in human body that are characteristically of the same family type. They retain the ability to divide throughout life and give rise to cells that can become highly specialized and take the place of cells in human body that die or are lost, a unique property known as plasticity. Stem cells contribute to human body's ability to renew and repair its tissues. Unlike mature cells, which are permanently committed to their fate, stem cells can both renew themselves and create new cells of whatever tissue they belong to (and other tissues).

According to National Institute of Health of the United States, there are 2 types of adult stem cells in the human body:

•	Mesenchymal stem cells (MSCs). Mesenchymal stem cells are found in the bone marrow of adults, among other non-bone marrow sources including but not limited to dental pulp, human amnion, adipose tissue and menstrual blood. They are multipotent stromal cells that can differentiate into a variety of cell types, including bone cells, cartilage cells, muscle cells and fat cells.
•	Haematopoietic stem cells (HSCs). Haematopoietic stem cells are found in the bone marrow of adults, human blood from an infant’s placenta and umbilical cord, and mobilized peripheral blood. They are the early precursor cells capable of differentiating into blood cells and immune system cells in the body, namely red blood cells, B lymphocytes, T lymphocytes, natural killer cells, neutrophils, basophils, eosinophils, monocytes, and macrophages.

Cryopreservation and banking of mesenchymal stem cells from human body tissue allows pooling of these adult stem cells via long-term storage to maintain the aforesaid functional properties of such cells, and capture the opportunities made available by evolving medical treatments and technologies such as stem cell transplants, cell-based therapies on certain diseases in the future.

Distribution Agreements

The mesenchymal stem cells cryopreservation services and cell banking facilities that Info-Nice Limited distributes is operating under the brand name “Asia Stem Cell Bank” and is physically located in Shanghai International Medical Zone, Shanghai City, PRC. Asia Stem Cell Bank is jointly operated by Shanghai Kun Ai Biotechnology Co., Ltd., (“Kun Ai”) a PRC incorporated company, and Asia Stem Cell BK. Limited, a Hong Kong incorporated company.

On December 19, 2015, Info-Nice entered into an agreement with Kun Ai and Guangzhou Bai Ming Biotech Limited, a PRC incorporated company ("Bai Ming"), pursuant to which Info-Nice and Bai Ming were both appointed as non-exclusive distributors to sell, market and distribute Asia Stem Cell Bank service packages (“Said Agreement”) until October 21, 2019. The Said Agreement did not specify territories of distribution, and called for a separate consent between Info-Nice and Bai Ming with respect to the pricing structure of stem cell storage packages, payment method, and mode of distribution.

On January 1, 2016 Info-Nice Limited subsequently entered into an agreement with Bai Ming, pursuant to which: (a) on the basis of the Said Agreement, Info-Nice identified its distribution right to cover APAC region including but not limited to China, Japan, Thailand, Malaysia and South Korea during the period January 1, 2016 to December 31, 2018, and such term shall subject to auto-renewal unless otherwise agreed by both parties; and (b) Bai Ming shall be responsible for harvesting stem cells from the customers and the logistic fulfillment and delivery of cryo-preserved mesenchymal stem cells to the premises of Kun Ai in Shanghai.

Bai Ming is wholly-owned by Mr. Guosheng Hu, chief technology officer and director of our company. The business relationship between Bai Ming and Kun Ai dated back to October 22, 2014 when Mr. Hu and Ms. Chi Man Ng, the president, chief executive officer and director of our company intended to establish distribution business of Asia Stem Cell Bank by entering into a distribution agreement between Kun Ai and Bai Ming, on 5 years term expiring on October 21, 2019, pursuant to which Bai Ming was authorized to distribute Asia Stem Cell Bank, subject to the condition that Bai Ming shall make available a pre-payment in the amount of RMB 500,000 (or approximately USD 79,400) and payable to Kun Ai. Furthermore, Bai Ming is obliged to provide to Kun Ai another RMB 500,000 (or approximately USD 79,400) as refundable guarantee. On Nov 4, 2014 the distribution right under this agreement was temporarily outsourced and assigned to Magicstem Enterprises Hong Kong Limited, a Hong Kong company wholly owned by Ms. Ng. Owing to limited financial resources, Magicstem Enterprise was not successful in implementing its distribution network, and it eventually abandoned the business before contract expiry.

Markets

Overview of "APAC" and China Economy

APAC has remained to be the engine of the global economy to meet the challenges of a still weak global recovery and slow global trade. According to World Bank’s statistics, the GDP of East Asia and Pacific was USD 21,281,190 million, representing approximately 29% of the world’s GDP in 2015. Growth in the Asia-Pacific economies is expected to decelerate slightly to about 5.3% during year 2016-17, according to the latest Regional Economic Outlook for Asia and Pacific, published on May 3, 2016, which is the result of sluggish global recovery and slowing global trade. Among East Asia and Pacific region, China remains to be the leading country in terms of GDP and contributed USD 10,866,444 million or 14.80% to the world’s economy in 2015.

The following table sets forth certain data relating to GDP of various economic regions for the calendar year 2015:

Table 1: Gross Domestic Product 2015 - Ranking by Economic Regions

World	73,433,644

East Asia & Pacific	21,281,190
Europe & Central Asia	19,985,557
Latin America & Caribbean	5,148,022
Middle East & North Africa	3,113,598
North America	19,503,407
South Asia	2,666,094
Sub-Saharan Africa	1,572,873

Source: World Development Indicators, The World Bank

Table 2: Gross Domestic Product 2015 - Ranking by Selected APAC Countries

		(millions of
Ranking	Economy	US dollars)

1	United States	17,946,996
2	China	10,866,444
3	Japan	4,123,258
11	Korea, Rep.	1,377,873
12	Australia	1,339,539
16	Indonesia	861,934
27	Thailand	395,282
34	Hong Kong SAR, China	309,929
35	Malaysia	296,218
38	Singapore	292,739

Source: World Development Indicators, The World Bank

Overview of Stem Cells Industry in APAC and China

APAC is expected to be the fastest growing market of cord stem cell banking. According to a 2016 report provided by Data Bridge Market Research, global cord stem cell banking market has accounted value of USD 1.5 billion in 2015 and is expected to reach USD 6.3 billion by 2022, growing at a CAGR of 22.4% in the forecast period 2016 to 2022. In 2016, an estimated 940.3 thousand cord cells and tissues were banked globally, which is expected to grow at a CAGR of 14.7% in the forecast period 2016 to 2022 reaching 2,141.1 thousand by 2022. Based on product type, mesenchymal stem cell banking is ranked next to cord blood banking, the latter of which is having 63.7% market share in terms of value.

The report further anticipated that APAC is expected to be the fastest growing market in the forecasted years owing to this population size, China alone can have a significant impact on the stem cell banking market. Based on geography the global cord stem cell banking market is segmented into 5 geographical regions, namely North America, Europe, Asia-Pacific, South America and rest of the world. The geographical regions are further segmented into 24 major countries such as U.S. Canada, Mexico, Germany, France, U.K., Belgium, Switzerland, Belgium, Turkey, Japan, China, Singapore, Brazil, India, Russia, South Africa and many others. North America is expected to dominate the global market with 43.7% market share in 2016.

Cord stem cell banking is one of the segments among China’s highly diversified and fragmented stem cells industry, which also includes other segments like stem cells expansion and sub-culture, stem cell acquisition, and stem cell production. According to Stem Cell Research Market to 2017 published by GBI Research, the sales of stem cell industry in China will maintain at a CAGR of 170% between 2012 and 2017, reaching RMB 30 billion (or $4.88 billion) in 2017.

Mesenchymal stem cells banking industry in China

Our management believe Info-Nice’s distribution business of Asia Stem Cell Bank services shall largely come from customers in China. Compared to the industrial statistics that 8 to 10 in every hundred delivering US families opt to reserve their stem cells, only Beijing City of China comes close with a proportion of 14%, while on average the current number of Chinese families that have chosen to preserve is 0.7%. The management believes mesenchymal stem cells banking is a new and emerging market.

At the moment mesenchymal stem cells cryopreservation and banking services as an industry itself is unregulated in China, except it is only regulated from the perspective of Company Law of China. With respect to industry specific laws and regulations, most of them are confined on banking of haematopoietic stem cells harvested from umbilical cord blood of Chinese.

According to Administrative Measure of Umbilical Cord Blood Haematopoietic Stem Cell Banks, which was promulgated by Ministry of Health of People’s Republic of China (“MOH”) on May 26, 1999 and became effective on Oct 1, 1999, all the umbilical cord blood haematopoietic stem cell banks in PRC shall subject to the approval of related health administrative offices under the State Council of China. The measure further ruled out the possibility of purely commercial umbilical cord blood haematopoietic stem cell banks. All of these haematopoietic stem cell banks are allowed to provide commercial services on a subscription basis under the condition that they concurrently provide free services to store stem cells obtained by blood donation of the general public.

China’s government intended to establish umbilical cord blood haematopoietic stem cell banks in 10 provinces and major cities, namely Beijing City, Tianjin City, Shanghai City, Chongqing City, Guangdong Province, Sichuan Province, Shandong Province, Zhejiang Province, Liaoning Province and Gansu Province. Official government support, authorization, and permits would be required. Only one license will be granted to an operator in each designated province or city. As of end of year 2014, 7 provinces and cities except Chongqing City, Liaoning Province and Gansu Province have established umbilical cord blood haematopoietic stem cell blood banks. China Cord Blood Corporation has since earned permits for three of the seven Chinese provinces (holding majority share of the Chinese HSCs banking market) and is now competing as one of the fastest growing cord blood banks in the world, running in parallel to a number of private umbilical cord blood haematopoietic stem cell banks. In October 2011, the general office of MOH announced in Circular of Strengthening the Administration of Umbilical Cord Blood Haematopoietic Stem Cell that unauthorized harvest of haematopoietic stem cells from umbilical cord blood is prohibited, and called for cleaning up industrial players without license.

At the moment mesenchymal stem cells cryopreservation and banking is unregulated in China. The management believes this creates a flexible business environment for the development of our company. There can be no assurance that mesenchymal stem cells banking will be regulated in the future in the same manner as that of umbilical cord blood haematopoietic stem cell banking.

Drivers for Future Growth

Future demand for the mesenchymal stem cells banking industry in China and APAC is expected to be driven mainly by the following factors:

•

Large number of newborns. According to the estimate of United Nation and statistics of National Statistics Bureau of China, PRC had a population of 1.38 billion persons by June 30, 2016 and 16.6 million newborns as of and for the year ended December 31, 2015. In November 2013, Chinese government decided to ease its “one-child” policy, allowing more than 11 million eligible Chinese couples in the country to have two children under the condition that either parent was an only child. The large number of newborns in China provides substantial potential for mesenchymal stem cells bank operators in China to grow their subscriber base.

•	The Coming of Aging Society. After more than three decades of the one-child policy, China is now becoming a rapidly aging society. A quarter of its population will be over 60 by year 2050, which in turn could place an enormous strain on the healthcare system, as the number of people with degenerative diseases grows. China already has more people with dementia than any other country, while a new study suggests two out of every 1000,000 in the nation have Parkinson’s. Mesenchymal stem cells banking could prepare Chinese people to stave off a healthcare crisis by offering much-needed treatments for these chronic illnesses.
•	Growth in GDP in China. According to data from Trading Economics, GDP in China being the engine of APAC economy grew by 7.15%, 6.73%, and 6.36% in 2013 and 2014, and 2015 respectively. Amidst the tightening of global financial conditions, domestic demand and internal consumption is expected to be a major driver of activity across APAC and China. As average disposable income rises, families are likely to spend an increased proportion of their disposable income on healthcare, including subscriptions for mesenchymal stem cells banking services.
•	Stem cell therapy as national strategic needs. Stem cell research and therapy in general had received a lot of emphasis at Chinese policy level. A large number of stem cell researches received government grants up to$5 million under National Hi-Tech R&D Plan (or known as Plan 863) announced in March 1986, and National Key Fundamental R&D Plan (or known as Plan 973) announced in March 1997. The National Natural Science Foundation of China has also contributed grants, boosting funding from just over RMB 100 million in 2008 to more than RMB 450 million in 2012. Stem cell researches were further regarded as the fundamental research addressing the needs of China national strategies during the thirteenth Five Year Plan covering the period from 2016 to 2020.

•	Increasing clinical application of mesenchymal stem cells. According to Nayoun Kim and Seok-Goo Cho, results of multiple clinical trials using mesenchymal stem cells on various disorders of human body has been promising, including orthopedic injuries, graft versus host disease following bone marrow transplantation, cardiovascular diseases, autoimmune diseases, and liver diseases, but also highlight the critical challenges that must be addressed in the future. More research is needed to determine the mechanisms and biological properties of MSCs to enhance their therapeutic efficacy in various diseases. As stem cell therapy continues to develop in China and elsewhere in the world, more people are likely to store their mesenchymal stem cells therapy to capture the future technological improvement.
•	Increasing public awareness of the benefits associated with cord blood banking services. Operators of mesenchymal stem cells banks in China focus their sales and marketing efforts in hospitals, prenatal clinics and wedding registries to increase the public awareness of the benefits associated with mesenchymal stem cells banking by providing potential customers education on mesenchymal stem cells banking procedure and potential benefits. Continuous customer education and expanded sales and marketing networks enable the operators to tap into a potential sizeable market with increased penetration rates and enlarged subscriber base.

Distribution Methods and Customers

The management believes that the distribution business of Info-Nice shall rely heavily on the extensive network to be developed in APAC countries, and an effective customer referral program. Leveraging on the brand awareness of Asia Stem Cell Bank in APAC, we have a marketing strategy mainly based on referrals from our existing customers, medical professionals and industry experts.

Recruitment of Sub-distributors in APAC countries

Mr. Fong Sze Hung, the director of Info-Nice Limited, has an extensive business network and connections, which we will reply upon to recruit high quality sub-distributors in APAC, which enables us to effectively identify and target our potential customers.

Competition and Market Position

Competition in the mesenchymal stem cells cryopreservation and banking industries is global in nature. Cord blood banks targeting MSCs as well as HSCs exist in every developed country, as well as within most developing nations. With approximately 500 cord blood banks operating worldwide, pursuant to an industrial report provided by bioinformant.com, from maturation of the global cord blood market means that each cord blood bank is now fighting harder for market share. In 2008, a Taiwanese company, HealthBanks Biotech Company Ltd. became the first company to offer cord tissue storage, but it was not until July 2010 that the first private U.S. cord blood bank began offering the service (Cord Blood Registry). Since then, the trend of cord tissue storage has had a significant impact on the cord blood banking industry, with a large percentage of cord blood banks worldwide offering the service.

In China, competitors of Asia Stem Cell Bank consist of mainly the following companies, which are local and foreign-invested enterprises in China and may have financial, technical, sales, marketing and other resources greater than the mesenchymal stem cells cryopreservation and banking facilities that Info-Nice distribute:

(i)	VCANBIO Stem Cell Bank and Beike Biotechnology Co. Ltd., with respect to cryopreservation and banking of both mesenchymal stem cells and haematopoietic stem cells;
(ii)	China Cord Blood Corporation, with respect to cryopreservation and banking of haematopoietic stem cells harvested from umbilical cord blood (iii) SINOPEC Baling Company;
(iii)	Shanghai Cord Blood Bank;
(iv)	Zhongyuan Union Stem Cell Bio-engineering

Our competitive position will depend on our ability to secure a stable and long term contractual relationship between Info-Nice and Kun Ai, achieve economies of scale by developing more sub-distributors across APAC, develop and implement effective sales and marketing strategies and plans, and secure adequate capital resources. We believe that we compete primarily on the basis of quality of cell banking services in Shanghai, reliability, economies of scale, experienced and stable management and sales team and customer value. We believe that we compete favorably on the basis of these factors. However, there can be no assurance that even if we perform as expected we will be able to compete effectively with the other companies in our industry.

Government Regulations

Overview

We operate our business in China under a legal regime consisting of the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority including but not limited Ministry of Health and State Food and Drug Administration,

China is transitioning from a planned economy to a market economy. While the Chinese government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the Chinese economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and legal restrictions on foreign participation in the domestic market of various industries, the Chinese government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the Chinese government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating revenue may be reduced by changes in China's economic and social conditions as well as by changes in the policies of the Chinese government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

Regulation on mesenchymal stem cell banking

We operate our business in the absence of a defined legal context directly related to mesenchymal stem cell banking. Mesenchymal stem cell banking is an emerging industry in China. Therefore, the regulatory framework of mesenchymal stem cell banking has yet to develop as that in other countries. Current PRC laws and regulations fail to provide a clear, consistent and well-developed regulatory framework for the provision of fee-based commercial mesenchymal stem cell banking. This presents uncertainty and risks regarding fee-based commercial mesenchymal stem cell banking services in China, including our business of marketing such stem cell banking services, as described in the following paragraphs:

•	Lack of Clear Regulation. Instead of developing a clear legal framework of mesenchymal stem cell banking, in the past 16 years, the laws of PRC only regulate stem cells banking with respect to a single source of one member of the stem cell family. In May 26, 1999 MOH promulgated “Administrative Measure for Umbilical Cord Haematopoietic Stem Cells Bank (for Trial Implementation)”, which imposed regulations solely on the incorporation and business license requirement of haematopoietic stem cell banks that harvest stem cells from umbilical cord blood . In 2001, China further adopted the “Trial Umbilical Cord Haematopoietic Stem Cells Establishment Guidelines” as a means to implement the aforesaid 1999 Administrative Measure. In 2002, China adopted the “Provisional Umbilical Cord Haematopoietic Stem Cells Banks Technical Guideline”, which regulates the way and activities of processing and storing of umbilical cord blood. The MOH later refined the harvest method of haematopoietic stem cell in “Notice Relating to Enhanced Management of Umbilical Cord Haematopoietic Stem Cell Harvest which was announced and became immediately effective on October 24, 2011. None of the above laws and regulations are directly related to mesenchymal stem cell banking. Furthermore, the stem cell banking service we market does not harvest from umbilical cord blood, therefore our operation is not regulated by the current legal framework on umbilical cord blood haematopoietic stem cell banking. There could be no assurance that the mesenchymal stem cell banking services would be regulated in the same manner of haematopoietic stem cells banking services.
•	Undefined Service For-Profit. In the current legal framework of stem cell banking, MOH declined the incorporation of fee-based commercial umbilical cord haematopoietic stem cell banks that do not concurrently perform a public blood bank role in accordance with “Administrative Measures of Blood Banks”, which was promulgated on November 17, 2005 and became effective on March 1, 2006. The Measure, however, did not define or interpret the term “non-profit”, “for-profit”, or “for the purpose of making a profit”. Our operations do not involve umbilical cord haematopoietic stem cell bank, therefore the current laws do not regulate our business with respect to the fee-based commercial practice. There could be no assurance that the mesenchymal stem cell banking services that we market would be regulated in the same manner of haematopoietic stem cells banking services. If PRC government orders mesenchymal stem cells banking operators in China to cease their fee-based commercial operations in the near future, we will not be able to market the stem cell banking services, and in turn our results of operations and liquidity would be materially adversely affected.
•	Absence of Price Control. Currently there are no price controls on the entire stem cell banking industry in China. Therefore, Chinese operators have the flexibility to set their prices for stem cell banking services they provide. However, such price-setting flexibility will be reduced, if, as part of the implementation of medical and healthcare reforms in China, the PRC government decides to introduce price controls into the stem cell banking industry. If the PRC government were to introduce price controls or otherwise impose a price cap on stem cell services in the near future, we will not be able to continue to set a margin on top of the stem cell banking services that we market, in which case our financial condition and results of operation may be materially adversely affected.
•	Acknowledged Business Practice. Kun Ai, which is the operator of the mesenchymal stem cell banking services that we are currently marketing, clearly stated to the competent health authorities in Shanghai, China as part of their license application that their business involves fee-based commercial stem cell banking. Furthermore, both during the application process and after the applications were approved, the competent health authorities have been conducting annual review of Kun Ai’s business and incorporation licence each year. All such evidence indicates that the MOH and its regional DOHs are aware of current business practices of a fee-based, for-profit mesenchymal stem cell banking services, conducted by a PRC incorporation. Currently there is no evidence that the applicable health authorities have any intention of prohibiting the provision of fee-based, for-profit mesenchymal stem cell banking, or any intention of revoking the licenses of Kun Ai, ordering them to terminate their business or canceling their qualifications based on the fact that they provide for-profit mesenchymal stem cell banking services. We as a marketer of for-profit mesenchymal stem cell banking services in China are not aware of any material violations of permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business.

Other Laws and Regulations on stem cell research and clinical application

China also has promulgated a number of regulations on stem cell researches and clinical applications, namely:

•	Administrative Measure on Research Base of Stem Cell Clinical Trial (Interim Measures),
•	Guiding Principles of Quality Control of Medicine and Pre-clinical Trial on Stem Cells (Interim Measures).
•	Circular of Self-Assessment and Self Rectification of Stem Cells Research and Application promulgated by MOH and immediately became effective on Dec 16, 2011

We do not currently conduct any business in relation to stem cell research and clinical application. We expect to comply with all applicable laws, rules and regulations relating to our business.

Other National and Provincial Level Laws and Regulations in other APAC countries

We are subject to evolving laws and regulations administered by governmental authorities at the national, provincial and city levels in the APAC countries, some of which are, or may be, applicable to our business. Our collaborating partners are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Our operation of sales and distribution of mesenchymal stem cell banking requires us to comply with regulations covering a broad array of subjects. We must comply with numerous additional state and local laws in the APAC countries that are relating to matters such as tax laws. The management believes we are currently in compliance with these laws and regulations in all material respects. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Intellectual Property

Currently the company does not own any intellectual property, except the domain name “magicstem.com”. The former domain name “magicstem.com.cn” is owned by Mr. Chun-heng Lin, who is the brother of our director Chun-han Lin. He was the group senior manager of our company during the period July 21, 2015 to April 1, 2016. We are currently negotiating with Mr. Chun-heng Lin for transfer back to us the ownership of the above domain name.

Employees and Employment Agreements

We currently have 4 employees including our Chief Financial Officer and Chief Executive Officer. . We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We intend to engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business and development programs.

Research and Development

We have not spent any amounts on that which has been classified as research and development activities in our financial statements during the last two fiscal years.

Description of Property

Our company does not own any real estate or other properties. Our business office is located at Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui, Hong Kong, our telephone number is +852 2871 8000. Our office space is currently provided to us at no cost

Subsidiaries

We have one, wholly owned subsidiary, Info-Nice Limited, a Hong Kong Company.

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

Item 1A. Risk Factors

Risks Related to our Business

We are susceptible to economic conditions in the Asia Pacific Region in general, and in particular China, where our potential customers are located.

Our customers are located in the Asia Pacific Region, and in particular China. General economic conditions in APAC and China have an impact on our business and financial results. Weak economic conditions or softness in the consumer or business demand in APAC and China could result in lower demand for our services, which would likely have an adverse impact on our sales, earnings and cash flows. Economic rebalancing policies recently adopted by the Chinese government have had a positive effect on the economic development of the country, but the government can change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability.

We have a limited operating history, and it is difficult to evaluate our financial performance and prospects. There is no assurance that we will achieve profitability or that we will not discover problems with our business model.

Info-Nice Limited has a limited operating history. As such, it is difficult to evaluate our future prospects and performance, and therefore we cannot ensure that we will operate profitably in the future.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. As of October 31, 2015, our cash available was approximately $23,000. In the foreseeable future, we expect to incur significant expenses when developing our business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

We depend on attracting and retaining qualified employees, the failure of which could result in a material decline in our revenues.

We are a distributor of stem cell storage services. Our revenues and future growth depend on our ability to attract and retain qualified employees in sales and distribution. This is especially crucial to our business, as these employees will generate revenue by providing the distribution and agency services that are the staple product that we offer. We may face difficulties in recruiting and retaining sufficient numbers of qualified employees because the market may not have enough of such personnel. In addition, we compete with other companies for qualified employees. If we are unable to retain such employees, we could face a material decline in our revenue.

We derive most of our revenue from distribution of stem cell storage facilities and servicesthat are located in the People’s Republic of China, which makes us particularly sensitive to regulatory and economic conditions in those cities where our services are, or will be based.

For the year ended October 31, 2015, the stem cells we harvested from our customers are all stored in cryo-preserved facilities located in the PRC, accounted for most of our total revenue in terms of distributing such stem cell storage facilities and services. If such stem cell storage facilities and services are adversely affected by changes in regulatory and economic conditions within China, our revenue and profitability may decline.

Our future growth is dependent upon consumers’ willingness to preserve their own stem cells.

Our growth is highly dependent upon the APAC consumers’ willingness of, and we are subject to an elevated risk of any reduced demand for, stem cell storage. If the market for stem cell storage does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for stem cell storage is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors.

Our competitors may have greater financial and marketing resources and we may experience a reduction in market share and revenue.

The stem cell banking industry is highly competitive, and we expect competition to intensify in the future. This competition could make it more difficult for us to distribute the stem cell storage facilities and services located in China, and result in increased pricing pressure, reduced margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business. Our current competitors have, and some of our potential competitors could have, longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we have. Given their capital resources and broad product and service offerings, many of these competitors may be able to offer reduced pricing for their services that are competitive with ours, which in turn could cause us to reduce our prices to remain competitive. Potential customers may prefer to purchase from such services suppliers rather than our service supplier regardless of product performance or features. If we are unable to compete effectively in the marketplace, our business, prospects, financial condition, and results of operations will be materially adversely affected.

Risks Related to our Operations

If we fail to establish new or maintain sub-distributor network, our revenue may decline.

Our ability to grow or maintain our existing level of business depends to a large extent on our ability to establish and maintain an effective sub-distributor network. Developing new sub-distributor network involves significant expense and, if we are unable to enter into contracts or extend our existing contracts with third party sub-distributors in existing or new markets, the network may not be profitable and our operating results could be adversely affected. In addition, there can be no assurance that, once completed, new sub-distributors will be able to generate operating profits.

We have limited experience in developing customer referral program and operating them profitably. If we are unable to execute our strategy, our growth may be restrained and our operating results could be adversely affected.

Our growth strategy includes developing customer referral program throughout APAC and China, and, to date, we have limited experience in developing such campaign. If we are unable to operate an effective customer referral sources on time and on budget, the number of customer we harvest may decline, which may adversely affect our revenue. If we fail to develop new referral relationships, our growth may be restrained.

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

Our success depends on our ability to manage growth effectively. If we do not manage growth effectively, we may not be able to maintain profitability.

Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees and sub-distributors. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We may not be able to manage our growth and a failure to do so could have a material adverse effect on our business.

We may have difficulty managing the risks associated with conducting business in the Asia Pacific markets.

We are subject to operating risks associated with stem cells storage and the distribution of such services, including the related storage, transportation and disposition of human body tissue. These risks can either be mitigated or exacerbated as a result of governmental intervention through policy promulgation and implementation either in the stem cell storage sectors, or sectors which provide critical inputs, such as costs of natural gas, oil and other energy resources; stability of laws and regulations relating to stem cell storage; financial stimulus and re-balancing policies; and input and output pricing due to market factors and regulatory policies. Currently, we do not hold and do not intend to purchase insurance policies to protect revenue in the case that the above conditions cause a loss of revenue. If we are unable to manage the risks arising from unfavorable changes in any of the foregoing factors, our operations and financial condition may be adversely affected.

If the PRC government finds that the agreements that establish the distribution of stem cell storage services do not comply with PRC governmental regulations, we may have to cease operations.

We rely on contractual arrangements with Shanghai Kun Ai Biotechnology Co., Ltd., (“Kun Ai”) and Guangzhou Bai Ming Biotech Limited (Bai Ming”) to operate our distribution business. If such contractual arrangement are found to be in violation of any existing or future PRC laws or regulations, we could be subject to severe consequences including (i) discontinuing or restricting our operations; (ii) imposition of conditions or requirements with which we may not be able to comply; or (iii) requirement that we restructure the relevant ownership structure or operation.

We rely on contractual arrangements with PRC legal entities, which may not be as effective in providing operational control. If we cannot maintain these arrangements, we may have to cease operations.

The contractual arrangements between Info-Nice Limited, Kun Ai and Bai Ming may not be as effective in providing us with control over our operations. Under the current contractual arrangements, if Kun Ai fails to perform their respective obligations under these contractual arrangements, we may have to incur substantial costs to enforce such arrangements and rely on legal remedies available under PRC law, which may not be effective to allow us to maintain our business operations. Additionally, many of these contractual arrangements are governed by PRC law and, accordingly, will be interpreted in accordance with PRC law, and any disputes would be resolved according to PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operations, and our ability to conduct our business may be negatively affected.

Risks Relating to the People’s Republic of China

Substantially all of our customer’s stem cells are cryo-preserved in China and substantially all of our revenues are derived from distributing such storage operations in China. Accordingly, our business, financial condition, results of operations, and prospects are subject, to a significant extent, to economic, political and legal developments in China.

The PRC’s economic, political and social conditions, as well as governmental policies, could affect the financial markets in the PRC, our liquidity and access to capital, and our ability to operate our business.

Our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Since late 2003, the PRC government has implemented a number of measures, such as raising bank reserves against deposit rates to place additional limitations on the ability of commercial banks to make loans and raise interest rates, in order to slow down specific segments of the PRC’s economy. These actions, as well as future actions and policies of the PRC government, could materially affect our liquidity and access to capital and our ability to operate our business.

The PRC legal system embodies uncertainties which could limit the legal protections available to us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation has been significantly enhanced protections afforded to various forms of foreign investment in the PRC. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, because PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. In addition, such uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business and operation. Also, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the medical industry, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us.

U.S. investors may experience difficulties in attempting to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors.

All of our operations and our assets are located outside the United States. Furthermore, our directors and officer are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against any of our individual directors or officers.

Risks Related to Management, Stockholder Control and Regulatory Compliance

We depend heavily on key personnel, and the loss of such key personnel could harm our business

Our future business and results of operations depend in significant part upon the continued contributions of our senior management personnel, including Ms. Chi Man Ng, our President, Chief Executive Officer and Director; Mr. Edmund Ka Sing Yeung, our Chief Financial Officer, Treasurer, Secretary and Director; Mr. Guosheng Hu, our Chief Technology Officer and Director; and Mr. Chun-han Lin, our Director. The loss of any of their services could have a material adverse effect on us. We have not executed employment agreements with these persons and do not carry key-person life insurance on either of them.

Certain of our stockholders hold a significant percentage of our outstanding voting securities which could reduce the ability of minority stockholders to effect certain corporate actions.

Ms. Chi Man Ng, our President, Chief Executive Officer and Director, beneficially owns 63.01% of our issued and outstanding common stock on a fully diluted basis through Magicstem Development Limited, a BVI corporation, and has the ability to influence control of our operations and all matters submitted to the stockholders for approval, including election of our board of directors, removal of any director, amendment of our articles of incorporation or bylaws, adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination, and authorization of proposed significant corporate transactions. Ms. Chi Man Ng may have interests that are different from yours and may support proposals and actions with which you may disagree or which are not in your interests. In addition, Ms. Chi Man Ng could use her voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as approvals of significant financing transactions. This concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our common stock.

Our management has limited experience in ensuring compliance with the regulatory requirements to which a public company is subject and, as a result, our costs of regulatory compliance may be greater than anticipated.

As a public company, we will be subject to numerous U.S. regulatory requirements, including regulations promulgated by the Securities and Exchange Commission, or SEC, and all additional listing requirements of OTCBB. Our management team has limited experience with operating as a public company and ensuring compliance with applicable regulations. We will be required to retain additional personnel and engage legal, accounting, investor relations and other professional assistance to ensure timely continued compliance with such regulatory requirements. Our failure to comply with reporting requirements and other provisions of securities laws could adversely affect the price of our securities, results of operations, cash flow and financial condition.

Risks Relating to Our Common Shares

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our shareholders to resell their shares.

Our common shares are quoted on the OTC Markets service. Trading in shares quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

There is currently no active public trading market for shares of our common stock. There is no assurance that an active public market of our securities will develop or be sustained. The development and sustainability of an active public trading market depends upon the existence of willing buyers and sellers that are able to sell their shares and market makers that are willing to make a market in the shares. Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account, which may be critical for the establishment and maintenance of a liquid public market in our common stock.

Our share is a penny stock. Trading of our share may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our shares.

Our share is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a shareholder's ability to buy and sell our share.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our share.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that these sales may occur, the market price of our common stock could decline. Upon the completion of this filing, we will have 15,870,200 shares of common stock outstanding on a fully diluted basis, among which 206,000 shares will be freely tradable without restriction, unless purchased by our affiliates. The remaining shares of our common stock outstanding after this offering will be restricted as a result of securities laws.

Because we do not intend to pay cash dividends, investors will likely have to sell their shares in order to realize their investment.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders or otherwise may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors decides is relevant. As a result, investors may only receive a return on their investments in our common stock if the market price of our common stock increases.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

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

Shareholders of Record

As of January 28, 2017 there were approximately 5 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended October 31, 2016.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended October 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2016 and October 31, 2015 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Set forth below is a discussion of the financial condition and results of operations of our company for the years ended October 31, 2016 and 2015. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

For the Years Ended October 31, 2016 and 2015

The following table sets forth key components of our results of operations during the fiscal years ended October 31, 2016 and 2015.

	Fiscal Year Ended	Fiscal Year Ended
	October 31, 2016	October 31, 2015
	Amount	Amount
Sales Revenue	$12,597	Nil

Cost of sales	$5,393	Nil

Gross profit	$7,204	Nil

Total operating expenses	$(120,302)	$(48,521)

Loss from operations	$(113,098)	$(48,521)

Income taxes	$950	Nil

Net loss	$(114,048)	$(48,521)

Sales Revenue. The Company acts as an agent in the sale of stem cell cryo-preserved banking services. Sales Revenues are generated from commissions on sales.

Administrative Expenses. Our administration expenses remained consistent and nominal for the years ended October 31, 2016 and 2015, we generated a net loss of $113,098 and $48,521, respectively.

Net Loss From Operations. In the fiscal years ended October 31, 2016 and 2015, we generated a net loss of $113,098 and $48,521, respectively.

Expenses

Our operating results for the years ended October 31, 2016 and 2015 are summarized as follows:

	Year Ended
	October 31,
	2016	2015
Office and general	$11,065	9,671
Professional fees	$109,237	38,850
Net Loss	$(114,048)	(48,521)

Total expenses for the year ended October 31, 2016 were $120,302 resulting in a net loss for the year of $114,048 compared to a net loss of $48,521 for the year ended October 31, 2015. The increase in expenses was generally due to an increase in professional fees. Basic net loss per share amounted to ($0.00) and ($0.00), respectively, for the years ending October 31, 2016 and 2015.

Liquidity and Capital Resources

Working Capital

	At	At
	October 31,	October 31,
	2016	2015
Current Assets	$91,385	$23,374
Current Liabilities	$247,986	$65,927
Working Capital (deficit)	$(156,601)	$(42,553)

Cash Flows

	Year	Year
	Ended	Ended
	October 31,	October 31,
	2016	2015
Net Cash Used in Operating Activities	$(49,455)	$57,955
Net Cash Provided by Investing Activities	$ Nil	$ Nil
Net Cash Provided by Financing Activities	$117,466	$75,483
Cash and cash equivalent at beginning of the period	$17,541	$13
Cash and cash equivalent at end of the period	85,552	17,541

As at October 31, 2016, we had a working capital deficit of $156,601 consisting of cash on hand of $85,552 and $247,586 in current liabilities as compared to a working capital deficit of $42,553 with $17,541 of cash on hand and $65,927 in current liabilities as at October 31, 2015.

Operating Activities

Net cash used by operating activities for the year ended October 31, 2016 was $49,455 as compared to net cash used in operating activities of $57,955 for the year ended October 31, 2015. The increase of cash used in operating activities was due to professional fees and pre-paid expenses.

Investing Activities.

Net cash used in investing activities for the year ended October 31, 2016 was Nil, and also Nil in 2015

Financing Activities

Net cash provided by financing activities for the year ended October 31, 2016 was $117,466, as compared to $75,483 cash provided by in financing activities in 2015. The increase in net cash provided in financing activities was primarily due to advance from a shareholder.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs and we will require additional cash resources, including loans, to meet our expected capital expenditure and working capital for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Obligations under Material Contracts

According to the Distribution Agreement dated January 1, 2016 and executed between Info-Nice and Bai Ming, where Info-Nice received the distribution right of “Asia Stem Cell Bank” services to cover APAC region during the period January 1, 2016 to December 31, 2018, Info-Nice is responsible for collecting the customer payment, and it is allowed to deduct its own commission before paying back Bai Ming the net sales proceed within 30 days after receipt of such sales proceed.

In the same agreement, Info-Nice provided an indemnity to Bai Ming in such way that it will hold Bai Ming harmless, on demand, from and against all actual or alleged liabilities, claims, demands, losses, damages, taxes, costs, charges and expenses of any kind which may be incurred or suffered by Bai Ming and all actions and proceedings which may be brought by or against Bai Ming in connection with or arising out of dispute or misrepresentation in relation to the service agreement executed between the stem cell banking customers and Bai Ming.

Cash Requirements

As of October 31, 2016, our company did not raise any funds from financing activities. There was $85,552 cash on hand in the corporate bank account as at the date of this report. As of the date of this report, we have not generated any revenue from our business operations.

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

Subsequently, on November 21, 2016, we completed a private placement with three subscribers. The private placement was for an aggregate of 19,555,000 common shares of the Company (each, a “Share”) at a price of $0.005 per Share for gross proceeds of $97,775.

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

Going Concern

We have not generated any revenues and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended October, 31 2016 and 2015.

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

The Company acts as an agent in the sales of cryo-preserved stem cell banking service. Commission fee income is recognized upon the completion of the delivery by the service provider to the final customers.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. Hong Kong Dollars (“HK$”) is functional currency as being the primary currency of the economic environment in which the Company operates.

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.129 for the respective year.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

There were no potentially outstanding dilutive shares for the years ended October 31, 2016 and 2015.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined consolidated financial statements is not required in those consolidated statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which consolidated income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c) the dollar amounts of transactions for each of the periods for which consolidated income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

MAGICSTEM GROUP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Magicstem Group Corp.

We have audited the accompanying consolidated balance sheets of Magicstem Group Corp. and its subsidiary (“the Company”) as of October 31, 2016 and 2015, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the years ended October 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended October 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuous losses and has a capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

January 30, 2017

MAGICSTEM GROUP CORP.

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$85,552	$17,541
Prepayments and other receivables	5,833	5,833

Total assets	$91,385	$23,374

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$63,643	$-
Income tax payable	950	-
Amounts due to related parties	183,393	65,927

Total liabilities	$247,986	$65,927

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 15,870,000 and 15,870,000 shares issued and outstanding, as of October 31, 2016 and 2015, respectively	$15,870	$15,870
Accumulated deficit	(172,471)	(58,423)

Total stockholders’ deficit	(156,601)	(42,553)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$91,385	$23,374

See accompanying notes to consolidated financial statements.

MAGICSTEM GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2016	2015

Revenue	$12,597	$-

Cost of revenue	(5,393)	-

Gross profit	7,204	-

Operating expenses:
General and administrative expenses	(120,302)	(48,521)
Total operating expenses	(120,302)	(48,521)

LOSS FROM OPERATION	(113,098)	(48,521)

Income tax expense	950	-

NET LOSS	$(114,048)	$(48,521)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding - Basic and diluted	15,870,000	15,870,000

* Less than $0.01 per share

See accompanying notes to consolidated financial statements.

MAGICSTEM GROUP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2016	2015

Cash flow from operating activities:
Net loss	$(114,048)	$(48,521)

Change in operating assets and liabilities:
Prepayments and deposits	-	(5,833)
Income tax payable	950	-
Accounts payable and accrued liabilities	63,643	(3,601)
Net cash from used in operating activities	(49,455)	(57,955)

Cash flow from financing activities:
Advances from related parties	117,466	75,483

Net cash generated from financing activities	117,466	75,483

Net change in cash and cash equivalents	68,011	17,528

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,541	13

CASH AND CASH EQUIVALENTS, END OF YEAR	$85,552	$17,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

MAGICSTEM GROUP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of November 1, 2014 (restated)	5,664,200	$5,664	$(5,651)	$(806)	$(793)

Share issued for acquisition of legal acquirer	10,206,000	10,206	5,651	(57,313)	(41,456)

Net loss for the year	-	-	-	(304)	(304)

Balance as of October 31, 2015 (restated)	15,870,200	$15,870	$-	$(58,423)	$(42,553)

Net loss for the year	-	-	-	(114,048)	(114,048)

Balance as of October 31, 2016	15,870,200	$15,870	$-	$(172,471)	$(156,601)

 See accompanying notes to consolidated financial statements.

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On April 1, 2015, the Company's board of directors approved an agreement and plan of merger to merge with its wholly-owned subsidiary, Magicstem Group Corp., a Nevada corporation, to effect a name change from Cold Cam, Inc. to Magicstem Group Corp. The Company remains as the surviving company. Magicstem Group Corp. was formed on October 25, 2012.

The name change was approved by the Financial Industry Regulatory Authority (FINRA) for filing with an effective date of May 4, 2015 and became effective with the OTC Markets at the opening of trading on May 4, 2015 under the symbol "MGGI".

On September 20, 2016, the Company entered into a share exchange agreement, or the Share Exchange Agreement, with Info-Nice Limited, a Hong Kong company (“Info-Nice”), and its sole shareholder, Mr. Fong-Sze Hung, pursuant to which it acquired 100% of the issued and outstanding capital stock of Info-Nice Limited, in exchange for 5,664,200 shares of its common stock, par value $0.001, which constituted 35.69% of its issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Share Exchange Agreement. Because MGGI is a shell company, INL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, INL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of MGGI. Accordingly, the consolidated assets, liabilities and results of operations of INL will become the historical financial statements of INL, and MGGI’s assets, liabilities and results of operations will be consolidated with INL beginning on the acquisition date. Info-Nice was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (Info-Nice). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

On October 11, 2016, the Company closed the Share Exchange Agreement.

The Company, through its subsidiary, mainly engages in provision of agency and distribution of stem cell cryo-preserved banking service in Asia Pacific region.

Details of the Company’s subsidiary:

Company name	Place/date of incorporation	Particulars of issued share capital	Principal activities	Effective interest held

Info Nice Limited	Hong Kong, July 03, 2014	100 issued shares of ordinary shares	Agency and distribution of stem cell	100%

Magicstem and its subsidiary are hereinafter referred to as the “Company”.

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As shown in the accompanying consolidated financial statements as at October 31, 2016, the Company experienced continuous losses from its inception and suffered from the accumulated losses of $172,471 and a negative net current deficit of $156,601. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues from its business operations.

The continuation of the Company is dependent upon the continuing financial support of its shareholders. Management believes this funding will continue, and is also actively seeking new investors to obtain the additional fund to finance its business activities. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the financial statements of MGGI and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended October, 31 2016 and 2015.

•	Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

The Company acts as an agent in the sales of stem cell cryo-preserved banking service. Commission fee income is recognized upon the completion of the delivery by the service provider to the final customers.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying financial statements have been expressed in US$. Hong Kong Dollars (“HK$”) is functional currency as being the primary currency of the economic environment in which the Company operates.

Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0.129 for the respective years.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

There were no potentially outstanding dilutive shares for the years ended October 31, 2016 and 2015.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the years ended October 31, 2016 and 2015, the Company operates one reportable business segment in Hong Kong.

•	Related parties

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined consolidated financial statements is not required in those consolidated statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which consolidated income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c) the dollar amounts of transactions for each of the periods for which consolidated income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

•	Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

•	Fair value of financial instruments

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4. AMOUNTS DUE TO RELATED PARTIES

As of October 31, 2016 and 2015, amounts to related parties, which was unsecured, interest-free and repayable on demand. Imputed interest from related parties’ loans is not significant.

	As of October 31,
	2016	2015

Balances due to,
FONG Sze Hung, a shareholder of the Company	$26,941	$1,110
NG Chi Man, a director of the Company	156,452	64,817
	$183,393	$65,927

5. STOCKHOLDERS’ EQUITY

Preferred Stock

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

No preferred shares have been authorized or issued since inception (October 25, 2012).

Common Stock

The Company’s authorized share is 75,000,000 common shares with a par value of $0.001 per share.

On September 20, 2016, the Company completed the acquisition of 100% equity interest in Info-Nice Limited in exchange of 5,664,200 shares of its common stock. These 5,664,200 shares were subsequently issued to the shareholders of Info-Nice Limited.

As of October 31, 2016 and 2015, the total number of outstanding and issued shares was 15,870,200.

6. INCOME TAX

For the years ended October 31, 2016 and 2015, the local (United States) and foreign components of income before income taxes were comprised of the following:

	Years ended October 31,
	2016	2015
Tax jurisdictions from:
- Local	(119,966)	(48,217)
- Foreign	6,868	(304)
Loss before income taxes	(113,098)	(48,521)

Provision for income taxes consisted of the following:

	Years ended October 31,
	2016	2015
Current
- Local	-	-
- Foreign	950	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	950	-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

MGGI is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the years ended October 31, 2016 and 2015, the Company incurred no operation in the United States of America.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from foreign operation for the years ended October 31, 2016 and 2015 are as follows:

	Years ended October 31,
	2016	2015

Income (loss) before income taxes	$6,868	$(304)
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	1,133	(50)
Tax loss (utilized) not recognized as deferred tax assets	(183)	50

Income tax expenses	950	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of October 31, 2016 and 2015, therefore no deferred tax assets or liabilities have been recognized.

7. PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Hong Kong. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. For the years ended October 31, 2016 and 2015, the Company had no employees and no contributions were made accordingly.

8. RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

9. COMMITMENTS AND CONTINGENCIES

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended October 31, 2016, the customer who accounts for 10% or more of the Company's revenues and its outstanding accounts receivable at year-end date, are presented as follows:

	Year ended October 31, 2016		October 31, 2016
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer A	$8,576	68%	$-
Customer B	2,043	16%	-

Total:	$10,619	84%	$-

For the year ended October 31, 2015, no revenue was generated during the year.

All of the Company’s major customers are not located in Hong Kong.

MAGICSTEM GROUP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b) Major vendors

For the year ended October 31, 2016, there was a single vendor who accounted for 10% or more of the Company's purchases and there was no outstanding accounts payable at year-end date.

For the year ended October 31, 2015, no purchase was incurred during the year.

All of the Company’s major vendors are not located in Hong Kong.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(d) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

10. COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of October 31, 2016 and 2015, the Company has no commitments under operating leases.

(b) Capital commitments

As of October 31, 2016 and 2015, the Company has no capital commitments in the next twelve months.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2016, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

On November 21, 2016, the Company completed a private placement with three subscribers. The private placement was for an aggregate of 19,555,000 common shares of the Company (each, a “Share”) at a price of $0.005 per Share for gross proceeds of $97,775.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements between the Company and its independent accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

Management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2016, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended and concluded that our disclosure controls and procedures are not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2016, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our board of directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, as of the date of this report are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chi Man Ng	President, Chief Executive Officer and Directo	43	January 31, 2015

Ka Sing Edmund Yeung	Chief Financial Officer, Treasurer and Director	47	January 31, 2015

Guosheng Hu	Chief Technology Officer and Director	50	January 31, 2015

Fong Sze Hung	Director	30	October 11, 2016

Chun-han Lin	Director	43	July 21, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chi Man Ng - President, Chief Executive Officer and Director

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

Ka Sing Edmund Yeung - Chief Financial Officer, Treasurer, Secretary and Director

Mr. Ka Sing Edmund Yeung, is currently the project fund manager in the Hong Kong division of Agriculture Fund of China, a private equity fund specializing in Chinese agricultural industry, Mr. Yeung also acts as the executive general partner of Wisdom Strategies Private Equity which he founded in 2012. Furthermore Mr. Yeung has been the chief executive officer of JE Bullion Investment Limited, since 2009; and a business consultant for Sky Legend Consulting Limited, since 2010.

Our company believes that Mr. Yeung's professional background experience give him the qualifications and skills necessary to serve as a director and officer of our company.

Guosheng Hu - Chief Technology Officer and Director

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

Chun-han Lin - Director

Mr. Chun-han Lin has experience in integrating business model building and management training. He is working as Chief Operating Officer of Guangzhou Bai Ming Biotech Limited, an incorporation of the People's Republic of China (a company owned by Guosheng Hu, a director of our company) starting 2015. In 2009 Mr. Lin founded MagicNLP Management Consultants Company, Limited, a Taiwan incorporation that is operating currently and delivered Neuro-Linguistic Programming ("NLP") curriculum in People's Republic of China, Hong Kong, Republic of China, Singapore and Malaysia. During 2006 to 2007, he also worked as the Vice Manager in the New Development Department of Honyi Group, a Taiwan listed company with trading code 4530. Mr. Li received his bachelor degree of Arts in Faculty of Public Affairs, Tamkang University in 1996.

Our company believes that Mr. Lin's professional background experience give him the qualifications and skills necessary to serve as a director of our company.

Fong Sze Hung - Director

Fong Sze Hung brings to Magicstem Group Corp. strategic planning and projects operation skills that leverage on his past working experience in the Chinese and Overseas trading business and project financing since 2009. Since 2015 until the present, Fong is the Managing Director of Agricultural Fund of China, as well as a director of FlexFuel (Hong Kong) Limited, M&A Fund for One Belt One Road and M3 Fortune Capital Group. He is also currently a director of Demand Media Limited starting from 2013. Starting from 2011 until the present, he is vice president of MCM Global Group. During 2009 to 2013, he was a director of S H Trading & Marketing Limited. Fong received his Diploma of Commerce in School MIBT Australia in 2007.

Our company believes that Mr. Fong’s professional background experience give him the qualifications and skills necessary to serve as a director of our company.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, except that Mr. Ka Sing Edmund Yeung is the director and Chief Financial Officer of ME Renewal Energy Corporation, a Nevada company trading on OTCMarkets under the symbol MEPW.

Significant Employees

Other than the foregoing named officers and directors, we do not have any employees who are key to our business and operations.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31. 2016 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Chi Man Ng	1(1)	1	N/A
Ka Sing Edmund Yeung	1(1)	1	N/A
Guosheng Hu	1(1)	1	N/A
Chun-han Lin	1(1)	1	N/A

(1)	The director/officer or 10% shareholder was late filing a Form 3, Initial Statement of Beneficial Ownership.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

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

Item 11. Executive Compensation

Summary Compensation Table - Fiscal Years Ended October 31, 2016 and 2015

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Fong Sze Hung, CEO(1)	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Chi Man Ng, CEO and President (2)	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Ka Sing Edmund Yeung CFO	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0

(1)

On October 11, 2016, we acquired Info-Nice Limited in an acquisition transaction that was structured as a share exchange and in connection with that transaction. Prior to the effective date of the acquisition, Mr. Fong served as the Chairman, and President of Magicstem Group Corp.'s subsidiary Info-Nice Limited. The annual, long term and other compensation shown in this table include the amount Mr. Fong received from such subsidiaries prior to the consummation of the reverse acquisition.

(2)	Chi Man Ng will continue as our CEO and President upon the closing of the acquisition of Info-Nice Limited on Closing.

Summary of Employment Agreements and Material Terms

There are no current employment agreements between the company and its executive officers. Our executive officers and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

Stock Options/SAR Grants

During our fiscal year ended October 31, 2016 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2016.

Option Exercises

During our fiscal year ended October 31, 2016 there were no options exercised by our named officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to July 31, 2016. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

We have determined that Chun-han Lin, is an independent director, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. v

Pension, Retirement or Similar Benefit Plans

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 25, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chi Man Ng Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	10,000,000 (indirect)(2)	63%

Ka Sing Edmund Yeung Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong]	Common	Nil	Nil

Guosheng Hu Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	Nil	Nil

Chun-han Lin Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	Nil	Nil

Fong Sze Hung Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	4,879,200 (direct)	31%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Directors and Officers as a group	Common	14,879,200	94%

Magicstem Development Limited(2) Room 803, 8th Floor, Lippo Sun Plaza 28 Canton Road, Tsim Sha Tsui Hong Kong	Common	10,000,000	63%

All 5%+ Shareholders as a Group		10,000,000	63%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 25, 2017. As of January 25, 2017, there were 15,870,200 shares of our company’s common stock issued and outstanding.

(2)	Chi Man Ng has sole voting and dispositive control over securities held by Magicstem Development Limited.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

At the Closing, Mr. Fong was duly appointed to the Board of Directors of the Company. For certain biographical and other information regarding the newly appointed director, see the disclosure under Item 2.01 of this report, which disclosure is incorporated herein by reference.

Other than with respect to the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with five directors consisting of Chi Man Ng, Ka Sing Edmund Yeung, Chun-han Lin, Guosheng Hu and Fong Sze Hung. We have determined that Chun-han Lin is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2016 and for the fiscal year ended October 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	October 31, 2016	October 31, 2015
	$	$
Audit Fees	8,000	7,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	7,750	7,750

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
10.1

Share Exchange Agreement dated September 30, 2016 with Info-Nice Limited and the Selling Shareholders of Info-Nice Limited (Incorporated by reference to our Current Report on Form 8-K filed September 26, 2016)

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

MAGICSTEM GROUP CORP.
(Registrant)
Dated: January 30, 2017	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: January 30, 2017	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 30, 2017	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: January 30, 2017	By:	/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: January 30, 2017	By:	/s/ Guosheng Hu
Guosheng Hu
Chief Technology Officer and Director

Dated: January 30, 2017	By:	/s/ Chun-han Lin
Chun-han Lin
Director

Dated: January 30, 2017	By	/s/Fong Sze Hung
Fong Sze Hung
Director

