Form 10-Q
period 2017-01-31
MAGICSTEM GROUP CORP.
filed 2017-03-16
CIK 1566561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☐ NO

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

35,425,000 common shares as of March 3, 2017

2

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

3

MAGICSTEM GROUP CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MAGICSTEM GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2017 AND OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2017	October 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,267	$85,552
Prepayments and other receivables	3,733	5,833

Total assets	$10,000	$91,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$8,619	$63,643
Income tax payable	950	950
Amounts due to related parties	84,868	183,393

Total liabilities	$94,437	$247,986

Commitments and contingencies	-	-

STOCKHOLDERS’DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,425,200 and 15,870,200 shares issued and outstanding, as of January 31, 2017 and October 31, 2016	$35,425	$15,870
Additional paid-in capital	78,220	-
Accumulated deficit	(198,082)	(172,471)
Total stockholders’ deficit	(84,437)	(156,601)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	$91,385

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares

(Unaudited)

	Three months ended January 31,
	2017	2016

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative expenses	25,611	12,950
Total operating expenses	25,611	12,950

LOSS FROM OPERATION	(25,611)	(12,950)

Income tax expense	-	-

NET LOSS	$(25,611)	$(12,950)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common stock outstanding – basic and diluted	35,425,200	15,870,200

________

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares

(Unaudited)

	Three months ended January 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(25,611)	$(12,950)

Change in operating assets and liabilities:
Prepayments and other receivables	2,100	2,101
Accounts payable and accrued liabilities	(55,024)	4,090

Net cash used in operating activities	(78,535)	(6,759)

Cash flow from financing activities:
(Repayment to) advances from related parties	(98,525)	7,755
Proceed from issuance of common stocks	97,775	-

Net cash (used in) generated from financing activities	(750)	7,755

Net change in cash and cash equivalents	(79,285)	996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,552	21,631

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,267	$22,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been Condensed Consolidated or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of October 31, 2016 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017 or for any future period.

These unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended October 31, 2016.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

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

The Company’s fiscal year end is October 31.

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

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended January, 31 2017 and 2016.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. Hong Kong Dollars (“HK$”) is functional currency as being the primary currency of the economic environment in which the Company operates.

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

There were no potentially outstanding dilutive shares for the period ended January 31, 2017 and 2016.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended January 31, 2017 and 2016, the Company operates one reportable business segment in Hong Kong.

•	Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

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

NOTE 4 – AMOUNTS DUE TO RELATED PARTIES

As of January 31, 2017 and October 31, 2016, amounts to related parties, which were unsecured, interest-free and repayable on demand. Imputed interest from related parties’ loans is not significant.

	January 31, 2017	October 31, 2016

Balance due to
FONG Sze Hung, a shareholder	$26,941	$26,941
NG Chi Man, a director	57,927	156,452
	$84,868	$183,393

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

No preferred shares have been authorized or issued since inception (October 25, 2012).

Common Stock

The Company’s authorized share is 75,000,000 common shares with a par value of $0.001 per share.

On November 21, 2016, the Company completed a private placement with three subscribers. The private placement was for an aggregate of 19,555,000 common shares of the Company at a price of $0.005 per share for gross proceeds of $97,775.

As of January 31, 2017 and October 31, 2016, the total number of outstanding and issued shares was 35,425,200 and 15,870,200, respectively.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – INCOME TAX

For the three months ended January 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three months ended January 31,
	2017	2016

Tax jurisdictions from:
- Local	$(532)	$-
- Foreign	(25,079)	(12,950)
Loss before income taxes	$(25,611)	$(12,950)

Provision for income taxes consisted of the following:

Three months ended January 31,
	2017	2016
Current
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

MGGI is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the three months ended January 31, 2017 and 2016, the Company incurred no operation in the United States of America.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the three months ended January 31, 2017 and 2016 are as follows:

	Three months ended January 31,
	2017	2016

Loss before income taxes	$(532)	$-
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	88	-
Tax loss (utilized) not recognized as deferred tax assets	(88)	-

Income tax expenses	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of January 31, 2017 and October 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

NOTE 7 – RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of January 31, 2017, the Company has no commitments under operating leases.

(b) Capital commitment

As of January 31, 2017, the Company has no capital commitments in the next twelve months.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

On February 20, 2017 Mr. Fong Sze Hung resigned as a director our board of directors. His was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Our board of directors now consists of four directors, including Chi Man Ng, Ka Sing Edmund Yeung, Guosheng Hi, and Chun-han Lin.

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

Results of Operations for the Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

Our operating results for the three month periods ended January 31, 2017 and 2016 are summarized as follows:

	Three months ended
	January 31,
	2017		2016

REVENUE	$	Nil	$	Nil
OPERATING EXPENSES
General and administrative expenses		$25,611		$12,950
NET LOSS		$(25,611)		$(12,950)

Revenue

We recognized no revenues for the three month periods ended January 31, 2017 and January 31, 2016 as we have not yet commenced operations.

Operating Expenses

During the three months ended January 31, 2017, we incurred operating expenses of $25,611 compared to $12,950 in the three months ended January 31, 2016, an increase of $12,661. Our operating expenses are categorized as general and administrative expenses, which include office and general administrative expense, and legal and accounting fees. The increase in general and administrative expenses during the most recent period resulted from professional fee incurred in the acquisition of Info-Nice.

Net Losses

During the three months ended January 31, 2017, we incurred losses of $25,611 compared to losses of $12,950 incurred during the three months ended January 31, 2016, an increase of $12,661 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As at January 31, 2017	As at October 31, 2016
Current Assets	$10,000	$91,385
Current Liabilities	$94,437	$247,986
Working Capital (Deficiency)	$(84,437)	$(156,601)

Cash Flows

	Three Months Ended January 31, 2017	Three Months Ended January 31, 2016
Net cash used in operating activities	$(78,535)	$(6,759)
Net cash provided by (used in) financing activities	$(750)	$7,755
Net increase (decrease) in cash	$(79,285)	$996

As at January 31, 2017, we had $6,267 in cash and cash equivalents, prepaid expenses of $3,733, and liabilities of $94,437, compared to $85,552 in cash and cash equivalents and prepaid expenses of $5,833, and $247,986 in current liabilities as at October 31, 2016. The decrease in our working capital deficiency resulted the repayment of advances from related party.

Cash Flow from Operating Activities

During the three months ended January 31, 2017, we used $78,535 in our operating activities compared to $6,759 used in operating activities during the three months ended January 31, 2016. During the three months ended January 31, 2017 we incurred losses of $25,611. By comparison, during the three months ended January 31, 2016 we incurred losses of $12,950.

Cash Flow from Investing Activities

We neither generated funds nor used funds in investing activities during the three month periods ended January 31, 2017 and 2016, respectively.

Cash Flow from Financing Activities

During the three months ended January 31, 2017, we received $97,775 in proceeds from the issuance of our common stock, but used $98,525 to repay advances from related parties, resulting in $750 loss from financing activities during the period. This compares to $7,755 received from financing activities during the same period in 2016, which consisted of loan proceeds from our current president, chief executive officer and director.

Going Concern

Our financial statements for the three month period ended January 31, 2017 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Critical Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been Condensed Consolidated or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of October 31, 2016 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017 or for any future period.

These unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended October 31, 2016.

Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended January, 31 2017 and 2016.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. Hong Kong Dollars (“HK$”) is functional currency as being the primary currency of the economic environment in which the Company operates.

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

There were no potentially outstanding dilutive shares for the period ended January 31, 2017 and 2016.

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended January 31, 2017 and 2016, the Company operates one reportable business segment in Hong Kong.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended January 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities were completed during the three month periods ended January 31, 2017.

Item 3. Defaults Upon Senior Securities

No senior debt was issued or outstanding during the three month periods ended January 31, 2017 and 2016.

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

__________

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAGICSTEM GROUP CORP.
(Registrant)

Date: March 16, 2017	By:	/s/Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: March 16, 2017	By:	/s/Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

