Form 10-Q
period 2017-04-30
MAGICSTEM GROUP CORP.
filed 2017-06-19
CIK 1566561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ___________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,425,000 common shares issued and outstanding as of June 14, 2017.

2

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

3

MAGICSTEM GROUP CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MAGICSTEM GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2017 AND OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2017	October 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,675	$85,552
Prepayments and other receivables	10,400	5,833

Total assets	$15,075	$91,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$18,549	$63,643
Income tax payable	950	950
Amounts due to related parties	101,268	183,393

Total liabilities	120,767	247,986

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,425,000 and 15,870,000 shares issued and outstanding, as of April 30, 2017 and October 31, 2016	35,425	15,870
Additional paid-in capital	78,220	-
Accumulated deficit	(219,337)	(172,471)

	(105,692)	(156,601)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,075	$91,385

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$5,547

Cost of revenues	-	-	-	(5,393)

Gross profit	-	-	-	154

Operating expenses:
Office and general	40	2,513	3,072	5,013
Professional fees	21,215	4,730	43,794	15,180

Total operating expenses	21,255	7,243	46,866	20,193

Loss before income taxes	(21,255)	(7,243)	(46,866)	(20,039)
Provision for taxes	-	-	-	-

NET LOSS	(21,255)	(7,243)	$(46,866)	$(20,039)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	35,425,200	15,870,200	35,425,200	15,870,200

_________

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2017	2016

Cash flow from operating activities:
Net loss	$(46,866)	$(20,039)

Change in operating assets and liabilities:
Prepayments and other receivables	(4,567)	(5,000)
Accounts payable and accrued liabilities	(45,094)	1,131
Net cash used in operating activities	(96,527)	(23,908)

Cash flow from financing activities:
(Repayment to) advances from related parties	(82,125)	20,955
Proceed from issuance of common stocks	97,775	-

Net cash generated from financing activities	15,650	20,955

Net change in cash and cash equivalents	(80,877)	(2,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,552	17,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,675	$14,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

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

In the opinion of management, the consolidated balance sheet as of October 31, 2016 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended October 31, 2016.

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

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the six months ended April 30, 2017, the Company reported a loss of $46,866 and working capital deficit of $105,692 as of April 30, 2017.

In order to continue as a going concern, the Company will expect, among other things, to generate more profitable operations in the future and/or additional capital resources. Management’s plan is to raise adequate resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the financial statements of MGGI and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended April 30, 30 2017 and 2016.

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

There were no potentially outstanding dilutive shares for the period ended April 30, 2017 and 2016.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended April 30, 2017 and 2016, the Company operates one reportable business segment in Hong Kong.

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

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined consolidated financial statements is not required in those condensed consolidated statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which condensed consolidated income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c) the dollar amounts of transactions for each of the periods for which condensed consolidated income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

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

NOTE 5 – AMOUNTS DUE TO RELATED PARTIES

As of April 30, 2017 and October 31, 2016, amounts to related parties, which were unsecured, interest-free and repayable on demand. Imputed interest from related parties’ loans is not significant.

	April 30, 2017	October 31, 2016
		(Audited)
Balance due to
FONG Sze Hung, a shareholder	$26,941	$26,941
NG Chi Man, a director	74,327	156,452
	$101,268	$183,393

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As of April 30, 2017 and October 31, 2016, the total number of outstanding and issued shares was 35,425,200 and 15,870,200, respectively.

NOTE 7 – INCOME TAX

For the six months ended April 30, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Six months ended April 30,
	2017	2016

Tax jurisdictions from:
- Local	$(572)	$154
- Foreign	(46,294)	(20,193)
Loss before income taxes	$(46,866)	$(20,039)

Provision for income taxes consisted of the following:

Six months ended April 30,
	2017	2016
Current
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$-

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2017 AND 2016

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

United States of America

MGGI is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the three and six months ended April 30, 2017 and 2016, the Company incurred no operation in the United States of America.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the six months ended April 30, 2017 and 2016 are as follows:

	Six months ended April 30,
	2017	2016

Income (loss) before income taxes	$(572)	$154
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(94)	25
Tax loss not recognized as deferred tax assets	94	(25)

Income tax expenses	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of April 30, 2017 and October 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

NOTE 8 – RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a) Operating lease commitments

As of April 30, 2017, the Company has no commitments under operating leases.

(b) Capital commitment

As of April 30, 2017, the Company has no capital commitments in the next twelve months.

NOTE 10 – SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

Our operating results for the three month periods ended April 30, 2017 and 2016 are summarized as follows:

	Three months ended
	April 30,
	2017	2016

REVENUE	$-	$-
OPERATING EXPENSES
Office and general	40	2,513
Professional fees	21,215	4,730
NET LOSS	$(21,255)	$(7,243)

Revenue

We recognized no revenues for the three month periods ended April 30, 2017 and April 30, 2016 as we have not yet commenced operations.

Operating Expenses

During the three months ended April 30, 2017, we incurred operating expenses of $21,255 compared to $7,243 in the three months ended April 30, 2016, an increase of $14,012. The increase in operating expenses is primarily as a result of an increase in professional fees.

Net Losses

During the three months ended April 30, 2017, we incurred losses of $21,255 compared to losses of $7,243 incurred during the three months ended April 30, 2016, an increase of $14,012 due to the factors discussed above.

Results of Operations for the Six Months Ended April 30, 2017 Compared to the Six Months Ended April 30, 2016

Our operating results for the Six month periods ended April 30, 2017 and 2016 are summarized as follows:

	Six months ended
	April 30,
	2017	2016

REVENUE	$-	$5,547
COST OF REVENUE	-	5,393
OPERATING EXPENSES
Office and general	3,072	5,013
Professional fees	43,794	15,180
NET LOSS	$(46,866)	$(20,039)

Revenue

During the six months ended April 30, 2017, no revenue generated compared to $5,547 in the six months ended April 30, 2016, a decrease of $5,547. The decrease in revenue is primarily as a result of a decrease on demand.

Operating Expenses

During the six months ended April 30, 2017, we incurred operating expenses of $46,866 compared to $20,193 in the six months ended April 30, 2016, an increase of $26,673. The increase in operating expenses is primarily as a result of an increase in professional fees.

Net Losses

During the six months ended April 30, 2017, we incurred losses of $46,866 compared to losses of $20,039 incurred during the six months ended April 30, 2016, an increase of $26,827 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As at April 30, 2017	As at April 30, 2016
Current Assets	$15,075	$25,267
Current Liabilities	120,767	86,903
Working Capital (Deficiency)	$(105,692)	$(61,636)

Cash Flows

	Six Months Ended April 30, 2017	Six Months Ended April 30, 2016
Net cash used in operating activities	$(96,527)	$(23,908)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	15,650	20,955
Net increase (decrease) in cash	$(80,877)	$(2,953)

As at April 30, 2017, we had $4,675 in cash, and liabilities of $120,767 compared to $85,552 cash and $247,586 in liabilities as at October 31, 2016. The increase in our working capital deficiency arose due to an increase in repayment to related parties.

Cash Flow from Operating Activities

During the six months ended April 30, 2017, we used $96,527 in our operating activities compared to $23,908 used in operating activities during the six months ended April 30, 2016. During the six months ended April 30, 2017 we incurred losses of $46,866 and we decreased accounts payable and accrued expenses by $45,094. By comparison, during the six months ended April 30, 2016 we incurred losses of $20,039 and increased accounts payable and accrued expenses by $1,131.

Cash Flow from Investing Activities

We neither generated funds nor used funds in investing activities during the six month periods ended April 30, 2017 and 2016, respectively.

Cash Flow from Financing Activities

During the six months ended April 30, 2017, we received proceeds of $97,775 from the issuance of our common stock, compared to receiving a $20,955 loan from a current officer, during the six months ended April 30, 2016. The increase in cash flow from financing activities in 2017 reflected our need to fund the increased cash flow used in operating activities in 2017 as compared to 2016 as described above.

Going Concern

Our financial statements for the three and six month period ended April 30, 2017 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

While management of our company believes that the disclosures presented herein are adequate and not misleading, these condensed interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2016 filed on Form 10-K on January 30, 2017.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended April 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities were completed during the three and six month periods ended April 30, 2017 and April 30, 2016.

Item 3. Defaults Upon Senior Securities

No senior debt was issued or outstanding during the three month periods ended April 30, 2017 and 2016.

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

MAGICSTEM GROUP CORP.
(Registrant)

Date: June 19, 2017	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: June 19, 2017		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

