Form 10-Q
period 2017-07-31
MAGICSTEM GROUP CORP.
filed 2017-09-27
CIK 1566561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

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

35,425,200 common shares issued and outstanding as of September 25, 2017.

2

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

The condensed unaudited financial statements of our Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.

MAGICSTEM GROUP CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MAGICSTEM GROUP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2017 AND OCTOBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2017	October 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,675	$85,552
Prepayments and other receivables	10,400	5,833

Total assets	$15,075	$91,385

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$19,040	$63,643
Income tax payable	950	950
Amounts due to related parties	109,218	183,393

Total liabilities	129,208	247,986

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 35,425,000 and 15,870,000 shares issued and outstanding, as of July 31, 2017 and October 31, 2016	35,425	15,870
Additional paid-in capital	78,220	-
Accumulated deficit	(227,778)	(172,471)

Stockholders’ deficit	(114,133)	(156,601)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,075	$91,385

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2017	2016	2017	2016

Revenues	$-	$3,030	$-	$8,577

Cost of revenues	-	-	-	(5,393)

Gross profit	-	3,030	-	3,184

Operating expenses:
Office and general	-	2,681	3,072	7,694
Professional fees	8,441	6,274	52,235	21,454

Total operating expenses	8,441	8,955	55,307	29,148

Loss before income taxes	(8,441)	(5,925)	(55,307)	(25,964)
Provision for taxes	-	-	-	-

NET LOSS	$(8,441)	$(5,925)	$(55,307)	$(25,964)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	35,425,200	15,870,200	35,425,200	15,870,200

* Less than $0.01 per share

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2017	2016

Cash flow from operating activities:
Net loss	$(55,307)	$(25,964)

Change in operating assets and liabilities:
Prepaid expense	(4,567)	(3,300)
Accounts payable and accrued liabilities	(44,603)	1,052
Net cash used in operating activities	(104,477)	(28,212)

Cash flow from financing activities:
(Repayment to) advances from related parties	(74,175)	26,785
Proceed from issuance of common stocks	97,775	-

Net cash generated from financing activities	23,600	26,785

Net change in cash and cash equivalents	(80,877)	(1,427)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	85,552	17,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,675	$16,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

MAGICSTEM GROUP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2017 AND 2016

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

In the opinion of management, the balance sheet as of October 31, 2016 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017 or for any future period.

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

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the nine months ended July 31, 2017, the Company reported a loss of $55,307 and suffered from working capital deficit of $114,133 as of July 31, 2017.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended July 31, 2017 and 2016.

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

There were no potentially outstanding dilutive shares for the period ended July 31, 2017 and 2016.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. For the period ended July 31, 2017 and 2016, the Company operates one reportable business segment in Hong Kong.

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

NOTE 5 – AMOUNTS DUE TO RELATED PARTIES

As of July 31, 2017 and October 31, 2016, amounts to related parties, which were unsecured, interest-free and repayable on demand. Imputed interest from related parties’ loans is not significant.

	July 31, 2017	October 31, 2016
		(Audited)
Balance due to
FONG Sze Hung, a shareholder	$26,941	$26,941
NG Chi Man, a director	82,277	156,452
	$109,218	$183,393

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

As of July 31, 2017 and October 31, 2016, the total number of outstanding and issued shares was 35,425,200 and 15,870,200, respectively.

NOTE 7 – INCOME TAX

For the nine months ended July 31, 2017 and 2016, the local (United States) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended July 31,
	2017	2016

Tax jurisdictions from:
- Local	$(54,644)	$(28,954)
- Foreign	(663)	2,990
Loss before income taxes	$(55,307)	$(25,964)

Provision for income taxes consisted of the following:

Nine months ended July 31,
	2017	2016
Current
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign	-	-

Income tax expenses	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in the United States of America and Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

MGGI is registered in the State of Nevada and is subject to the tax laws of the United States of America. For the nine months ended July 31, 2017 and 2016, the Company incurred no operation in the United States of America.

Hong Kong

The Company’s major operating subsidiary is subject to Hong Kong Profits Tax, which is charged at the statutory income tax rate of 16.5% on its assessable income.

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes from foreign operation for the nine months ended July 31, 2017 and 2016 are as follows:

	Nine months ended July 31,
	2017	2016

Loss before income taxes	$(663)	$2,990
Statutory income tax rate	16.5%	16.5%
Income tax at Hong Kong statutory income tax rate	(109)	493
Tax loss not recognized as deferred tax assets	109	(493)

Income tax expenses	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There was no significant temporary difference as of July 31, 2017 and October 31, 2016, therefore no deferred tax assets or liabilities have been recognized.

NOTE 8 – RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

As of July 31, 2017, the Company has no commitments under operating leases.

(b)	Capital commitment

As of July 31, 2017, the Company has no capital commitments in the next twelve months.

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

On February 20, 2017, our board of directors accepted the resignation of Fong Sze Hung as director of our company. The resignation of Fong Sze Hung was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

At this time, we have not developed our product or contacted any possible client or developer. Our company has not yet implemented its business model.

Results of Operations for the Three Months Ended July 31, 2017 Compared to the Three Months Ended July 31, 2016

Our operating results for the three month periods ended July 31, 2017 and 2016 are summarized as follows:

	Three months ended
	July 31,
	2017	2016

REVENUE	$-	$3,030
OPERATING EXPENSES
Office and general	-	2,681
Professional fees	8,441	6,274
NET LOSS	$(8,441)	$(5,952)

Revenue

We recognized no revenues for the three month periods ended July 31, 2017 and $3,030 of revenues for the three months ended July 31, 2016.

Operating Expenses

During the three months ended July 31, 2017, we incurred operating expenses of $8,441 compared to $8,995 in the three months ended July 31, 2016, a decrease of $554. The composition and nature operating expenses was consistent between both periods.

Net Losses

During the three months ended July 31, 2017, we incurred losses of $8,441 compared to losses of $5,925 incurred during the three months ended July 31, 2016, an increase of $2,516 due primarily to no revenues being earned by the Company for the three months ended July 31, 2017.

Results of Operations for the Nine Months Ended July 31, 2017 Compared to the Nine Months Ended July 31, 2016

Our operating results for the nine month periods ended July 31, 2017 and 2016 are summarized as follows:

	Nine months ended
	July 31,
	2017	2016

REVENUE	$-	$8,577
OPERATING EXPENSES
Office and general	3,072	7,694
Professional fees	52,235	21,454
NET LOSS	$(55,307)	$(25,964)

Revenue

We recognized no revenues in the nine months periods ended July 31, 2017 and $8,577 of revenues for the nine months ended July 31, 2016.

Operating Expenses

During the nine months ended July 31, 2017, we incurred operating expenses of $55,307 compared to $29,148 in the nine months ended July 31, 2016, an increase of $29,323. The increase in operating expenses is primarily as a result of increased professional fees incurred.

Net Losses

During the nine months ended July 31, 2017, we incurred losses of $55,307 compared to losses of $25,964 incurred during the nine months ended July 31, 2016, an increase of $29,343 due to the factors discussed above.

Liquidity and Capital Resources

Working Capital

	As at July 31, 2017	As at October 31, 2016
Current Assets	$15,075	$91,385
Current Liabilities	129,208	247,986
Working Deficiency	$(114,133)	$(156,601)

Cash Flows

	Nine Months Ended July 31, 2017	Nine Months Ended July 31, 2016
Net cash used in operating activities	$(104,477)	$(28,212)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	23,600	26,785
Net increase (decrease) in cash	$(80,877)	$(1,427)

As at July 31, 2017, we had $15,075 in current assets, and current liabilities of $129,208 compared to $91,385 in current assets, and $247,986 current liabilities as at October 31, 2016. The decrease in our working capital deficiency arose primarily due to a decrease in accounts payable, and repayments of advances from related parties.

Cash Flow from Operating Activities

During the nine months ended July 31, 2017, we used $104,477 in our operating activities compared to $28,212 used in operating activities during the nine months ended July 31, 2016. During the nine months ended July 31, 2017, we incurred losses of $55,307, a decrease of accounts payable and accrued expenses by $44,603, and an increase in prepaid expenses of $4,567. By comparison, during the nine months ended July 31, 2016 we incurred losses of $25,964 an increase of accounts payable and accrued expenses by $1,052, and an increase in prepaid expenses of $3,300.

Cash Flow from Investing Activities

We neither generated funds nor used funds in investing activities during the nine months ended July 31, 2017 and 2016, respectively.

Cash Flow from Financing Activities

During the nine months ended July 31, 2017, we repaid $74,175 advances from related parties, compared to a $26,785 loan received from a former officer during the nine months ended July 31, 2016. In addition, during the nine months ended July 31, 2017, we received $97,775 from the issuance of common stock.

Going Concern

Our financial statements for the three and nine month period ended July 31, 2017 have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and proceeds from shareholder loans to fund our operations. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered equity securities were completed during the three and nine month periods ended July 31, 2017 and July 31, 2016.

Item 3. Defaults Upon Senior Securities

No senior debt was issued or outstanding during the three month periods ended July 31, 2017 and 2016.

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

MAGICSTEM GROUP CORP.
(Registrant)

Date: September 27, 2017	By:	/s/ Chi Man Ng
Chi Man Ng
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: September 27, 2017		/s/ Ka Sing Edmund Yeung
Ka Sing Edmund Yeung
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

